Form 10QSB
period 2000-03-31
PAGELAB NETWORK INC
filed 2000-05-15
CIK 1107699

U.S. Securities & Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 For the transition period from _______ to _______


                         Commission file Number 0-29711


                              PageLab Network, Inc.
                      (Exact name of small business issuer)

        Minnesota                                       41-1596056
(State of incorporation)                      IRS Employer Identification number

                43 Main St SE, Suite #228, Minneapolis, MN 55414
                    (Address of principal executive offices)

                                 (612) 362-9224
                         (Registrant's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]


         The number of shares outstanding of each of the registrant's classes of capital stock, as of May 1, 2000 :
                 Common Stock, no par value, 10,407,665 shares.

PageLab Network, Inc.
Index




                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
                                                                          Page
                                                                          ----
             Balance Sheets -
                 March 31, 2000 and December 31, 1999                       3

             Statements of Operations -
                 Three months ended March 31, 2000  and 1999                4

             Statements of Stockholders' Equity -
                 Three months ended March 31, 2000                          5

             Statements of Cash Flows  -
                  Three months ended March 31, 2000 and 1999                6

             Notes to Financial Statements - March 31, 2000                 7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                       7


                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                               8

ITEM 2.     CHANGE IN SECURITIES AND USE OF PROCEEDS                        8

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                 8

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             8

ITEM 5.     OTHER INFORMATION                                               8

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                8

SIGNATURES                                                                  9

                              PAGELAB NETWORK, INC.

                                 BALANCE SHEETS





                                     ASSETS

                                                                   March 31,           December 31,
                                                                     2000                  1999
                                                                  ------------         ------------
                                                                  (unaudited)
CURRENT ASSETS
      Cash                                                        $    168,402         $     18,441
      Accounts receivable                                                    0                3,247
      Prepaid expenses                                                     734                1,628
                                                                  ------------         ------------
           Total current assets                                        169,136               23,316

PROPERTY AND EQUIPMENT, NET                                             21,878               17,195

INTANGIBLES, NET                                                       223,044              235,034
                                                                  ------------         ------------

TOTAL ASSETS                                                      $    414,058         $    275,545
                                                                  ============         ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts Payable                                            $     41,525         $      9,035
      Current portion of long-term debt                                 27,900               36,879
                                                                  ------------         ------------
           Total current liabilities                                    69,425               45,914

LONG-TERM DEBT, NET OF CURRENT PORTION                                 113,420              161,569

STOCKHOLDERS' EQUITY
      Common Stock, 40,000,000 shares authorized;
           no par or stated value                                      723,132              307,500
      Accumulated deficit                                             (491,919)            (239,438)
                                                                  ------------         ------------
                                                                       231,213               68,062
                                                                  ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    414,058         $    275,545
                                                                  ============         ============


See Accompanying Notes to Financial Statements.

                              PAGELAB NETWORK, INC.

                            STATEMENTS OF OPERATIONS

                                   (unaudited)


                                                        Three months ended
                                                            March 31,
                                                 ---------------------------------
                                                     2000                 1999
                                                 ------------         ------------
REVENUES                                         $      1,809         $          -

COSTS AND EXPENSES:
      Costs of revenues earned                         14,568                    -
      Selling, general and administrative             154,668                    -
      Research and development                         83,419                    -
                                                 ------------         ------------
           Total Costs and Expenses                   252,655                    -
                                                 ------------         ------------
OPERATING INCOME (LOSS)                              (250,846)                   -
OTHER INCOME (EXPENSE):
      Interest expense                                 (2,437)                   -
      Interest income                                     802                    -
                                                 ------------         ------------

NET LOSS                                         $   (252,481)        $          -
                                                 ============         ============


WEIGHTED AVERAGE SHARES OUTSTANDING                 8,757,535
                                                 ============

EARNINGS PER SHARE                               $      (0.03)
                                                 ============




See Accompanying Notes to Financial Statements.

                              PAGELAB NETWORK, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                   (unaudited)


                                                                  SHARES OF                                                TOTAL
                                                                 COMMON STOCK         COMMON          ACCUMULATED      STOCKHOLDERS'
                                                                 OUTSTANDING           STOCK            DEFICIT           EQUITY
                                                                 -----------         ---------         ---------         --------
Balance, December 31, 1999                                       $ 8,457,665         $ 307,500         $(239,438)        $ 68,062

  Common Stock issued, January 2000                                1,950,000           390,000                            390,000

  Reduction of Subscription Notes Receivable, February 2000                              3,334                              3,334

  Stock-based compensation expense                                                      22,298                             22,298

  Net loss for the period ended March 31, 2000                                                          (252,481)        (252,481)
                                                                 -----------         ---------         ---------         --------

Balance, March 31, 2000                                          $10,407,665         $ 723,132         $(491,919)        $231,213
                                                                 ===========         =========         =========         ========



See Accompanying Notes to Financial Statements.

                              PAGELAB NETWORK, INC.

                            STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                         Three months ended
                                                                              March 31,
                                                                 ---------------------------------
                                                                      2000               1999
                                                                 ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                   $   (252,481)        $          -
      Adjustments required to reconcile net loss to
          net cash required by operating activities:
          Depreciation and amortization                                13,373                    -
          Stock-based compensation expense                             22,298                    -
          (Increase) decrease in:
               Accounts receivable                                      3,247                    -
               Prepaid expenses                                           894                    -
          Increase (decrease) in:
               Accounts Payable                                        32,490                    -
                                                                 ------------         ------------
      NET CASH USED IN OPERATIONS                                    (180,179)                   -
                                                                 ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                               (5,741)                   -
      Purchase of intangibles                                            (325)                   -
                                                                 ------------         ------------
      NET CASH USED IN INVESTING ACTIVITIES                            (6,066)                   -
                                                                 ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of common stock and warrants             343,334                    -
      Reduction of long-term debt                                      (7,128)                   -
                                                                 ------------         ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                       336,206                    -
                                                                 ------------         ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                 149,961                    -
BEGINNING CASH BALANCE                                                 18,441                    -
                                                                 ------------         ------------
      ENDING CASH BALANCE                                        $    168,402         $          -
                                                                 ============         ============


NON-CASH TRANSACTIONS:
   Long-term Debt Converted to Common Stock                      $     50,000


See Accompanying Notes to Financial Statements.

PageLab Network, Inc.
CONDENSED NOTES TO FINANCIAL STATEMENTS


           (UNAUDITED)

NOTE 1.    BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements for the year ended December 31, 1999 included in the Company's Form 10SB registration statement. In the opinion of management, the interim condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

Earnings per share is computed using the weighted average shares of common stock outstanding during the period as reduced by the shares held by the Company in an Investment Account. Options and warrants are anti-dilutive and were excluded from the calculation.




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2000

Our purpose is to enable e-commerce merchants to gain market share on the web by obtaining ideal Internet customer traffic in a cost-effective manner. This is accomplished by focusing on search engine technologies and expert services that, on one hand, allows Internet users to receive highly relevant search results through dialogue, while on the other hand, providing e-commerce merchants with visibility and affiliations that help them gain market share on the web.

The results of operations for the period ended March 31, 2000 do not include quarter-to-quarter comparisons since the Company did not commence operations until July 1999.

As a result of a decision in late 1999 to improve our core technology and realign ourselves with a different target customer base, the revenue stream from merchant advertising fees has decreased from levels achieved during the third and fourth quarters of 1999. We expect that the technology improvements will be completed during the quarter ended June 30, 2000. Accordingly, we believe that these improvements, along with current business development efforts to attract larger, more web savvy e-commerce merchants, will result in the growth of revenue streams from merchant advertising and transaction fees in future quarters. Since the nature of these revenue streams is based on performance with respect to obtaining top rankings in major Internet search engines, we expect that it will take up to 60 days beyond the completion of the technology improvements to begin achieving revenue recognition.

   Research and development costs include internal and subcontracted expenses to perform improvements to our core technology, as well as the development of a proprietary search engine called Subjex(TM). Subjex(TM) is expected to be released during the quarter ended June 30, 2000.

Selling, general and administrative expenses for the quarter ended March 31, 2000 include approximately $50,000 of business planning and advisory services fees associated with the Company's business development plans and the Form 10SB registration process with the Securities and Exchange Commission. In addition, we have accrued stock compensation expense in March 2000 in the amount of $22,298 in relation to stock options granted to certain consultants.

We believe that our working capital is sufficient to fund operations through May 2000. To address the liquidity needs beyond May 2000, we are currently seeking up to $1.5 million of equity or convertible debt financing for purposes of additional working capital. We also are reviewing other alternatives including, but not limited to a temporary bridge note financing, a credit facility with a financial institution, and warrant exercises.





             PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

  None.

Item 2 - Changes in Securities and Use of Proceeds

In January 2000, the Company completed the sale of Common Stock in conjunction with a private placement offering. The total shares and money raised in conjunction with this offering, which originated in November 1999, was 2,700,000 shares and $540,000, respectively. All such shares were included in the Company's Form 10SB registration statement filed in February 2000.


Item 3 - Defaults on Senior Securities

  None.

Item 4 - Submission of Matters to a Vote of Security Holders

  None.

Item 5 - Other Information

  None.


Item 6 - Exhibits and Reports on Form 8-K

  None.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             PageLab Network, Inc.
             (registrant)

               /s/ Andrew D. Hyder
              -----------------------------------------
                   Andrew D. Hyder, President and CEO

               /s/ John Brand
               ----------------------------------------
                   John Brand, Chief Financial Officer