Form 10QSB
period 2000-06-30
PAGELAB NETWORK INC
filed 2000-08-10
CIK 1107699

                     U. S. SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
             EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                43 Main St SE, Suite #508, Minneapolis, MN 55414
                    (Address of principal executive offices)

                                 (612) 362-9224
                         (Registrant's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
     90 days.  YES [X ]      NO  [  ]


     The number of shares outstanding of each of the registrant's classes of capital stock, as of August 1, 2000 :
                 Common Stock, no par value, 10,522,665 shares.

PageLab Network, Inc.
Index




                          PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
                                                                                                      Page

            Balance Sheets -
                 June 30, 2000 and December  31, 1999                                                   3

             Statements of Operations -
                 Three and six months ended June 30, 2000  and 1999                                     4

             Statements of Stockholders' Equity -
                 Six months ended June 30, 2000                                                         5

             Statements of Cash Flows  -
                  Six months ended June 30, 2000 and 1999                                               6

             Notes to Financial Statements - June 30, 2000                                              7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                   7


                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                                                           8

ITEM 2.     CHANGE IN SECURITIES AND USE OF PROCEEDS                                                    8

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                                             8

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                         8

ITEM 5.     OTHER INFORMATION                                                                           8

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                            8

SIGNATURES                                                                                              9


                              PAGELAB NETWORK, INC.

                                 BALANCE SHEETS





                                     ASSETS

                                                                                     June 30,              December 31,
                                                                                       2000                    1999
                                                                                       ----                    ----
                                                                                   (unaudited)
Current Assets
      Cash                                                                               $ 32,391                 $ 18,441
      Accounts receivable                                                                   3,250                    3,247
      Prepaid expenses                                                                          0                    1,628
                                                                                 -----------------       ------------------
           Total current assets                                                            35,641                   23,316

Property and Equipment, Net                                                                38,543                   17,195

Intangibles, Net                                                                          211,126                  235,034

Other assets                                                                                6,800                        0
                                                                                 -----------------       ------------------

TOTAL ASSETS                                                                            $ 292,110                $ 275,545
                                                                                 =================       ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts Payable                                                                   $ 47,133                  $ 9,035
      Current portion of long-term debt                                                    32,000                   36,879
                                                                                 -----------------       ------------------
           Total current liabilities                                                       79,133                   45,914

LONG-TERM DEBT, NET OF CURRENT PORTION                                                     91,218                  161,569

STOCKHOLDERS' EQUITY
      Common Stock, 40,000,000 shares authorized;
           no par or stated value                                                         838,132                  307,500
      Accumulated deficit                                                                (716,373)                (239,438)
                                                                                 -----------------       ------------------
                                                                                          121,759                   68,062
                                                                                 -----------------       ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 292,110                $ 275,545
                                                                                 =================       ==================


      See Accompanying Notes to Financial Statements.

                              PAGELAB NETWORK, INC.

                            STATEMENTS OF OPERATIONS

                                   (unaudited)



                                                               Three months ended                     Six months ended
                                                                   June 30,                                June 30,
                                                     -------------------------------------      ---------------------------------
                                                           2000                 1999                2000                1999
                                                           ----                 ----                ----                ----

REVENUES                                                   $      684                 $ -          $    2,493                $ -

COSTS AND EXPENSES:
       Costs of revenues earned                                13,568                   -              28,136                  -
       Selling, general and administrative                    149,153                   -             303,821                  -
       Research and development                                63,511                   -             146,930                  -
                                                     -----------------      --------------      --------------       ------------
            Total Costs and Expenses                          226,232                   -             478,887                  -
                                                     -----------------      --------------      --------------       ------------
OPERATING INCOME (LOSS)                                      (225,548)                  -            (476,394)                 -
OTHER INCOME (EXPENSE):
       Other income                                             3,114                                   3,114
       Interest expense                                        (2,298)                  -              (4,735)                  -
       Interest income                                            278                   -               1,080                  -
                                                     -----------------      --------------      --------------       ------------

NET LOSS                                                   $ (224,454)                $ -          $ (476,935)               $ -
                                                     =================      ==============      ==============       ============


WEIGHTED AVERAGE SHARES OUTSTANDING                         9,445,995                               9,101,832
                                                     =================                          ==============

BASIC AND DILUTED EARNINGS PER SHARE                           ($0.02)                                 ($0.05)
                                                     =================                          ==============



       See Accompanying Notes to Financial Statements.

                              PAGELAB NETWORK, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                   (unaudited)



                                                                                       SHARES OF
                                                                                     COMMON STOCK               COMMON
                                                                                      OUTSTANDING                STOCK
                                                                                 ----------------------   --------------------

Balance, December 31, 1999                                                             8,457,665               $307,500

   Common Stock issued, January 2000                                                   1,950,000                390,000

   Reduction of Subscription Notes Receivable, February 2000                                                      3,334

   Stock-based compensation expense                                                                              22,298

   Common Stock issued May/June 2000                                                     115,000                115,000

   Retirement of Investment Account shares                                            (1,000,000)

   Net loss for the six months ended June 30, 2000
                                                                                 ----------------------   --------------------

Balance, June 30, 2000                                                                 9,522,665               $838,132
                                                                                 ======================   ====================


      See Accompanying Notes to Financial Statements.


                                                                                                                  TOTAL
                                                                                     ACCUMULATED              STOCKHOLDERS'
                                                                                       DEFICIT                   EQUITY
                                                                                 ---------------------    ----------------------

Balance, December 31, 1999                                                            ($239,438)                 $68,062

   Common Stock issued, January 2000                                                                             390,000

   Reduction of Subscription Notes Receivable, February 2000                                                       3,334

   Stock-based compensation expense                                                                               22,298

   Common Stock issued May/June 2000                                                                             115,000

   Retirement of Investment Account shares                                                                          -

   Net loss for the six months ended June 30, 2000                                     (476,935)                 (476,935)
                                                                                 ---------------------    ----------------------

Balance, June 30, 2000                                                                ($716,373)                $121,759
                                                                                 =====================    ======================


      See Accompanying Notes to Financial Statements.

                              PAGELAB NETWORK, INC.

                            STATEMENTS OF CASH FLOWS

                                   (unaudited)


                                                                                                  Six months ended
                                                                                                      June 30,
                                                                                      ---------------------------------------
                                                                                             2000                  1999
                                                                                             ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                                                  ($476,935)     $           -
      Adjustments required to reconcile net loss to
           net cash used in operating activities:
           Depreciation and amortization                                                           27,686                  -
           Stock-based compensation expense                                                        22,298                  -
           Gain on sale of property                                                                (3,114)
           (Increase) decrease in:
                Accounts receivable                                                                    (3)                 -
                Prepaid expenses                                                                    1,628                  -
                Other assets                                                                       (6,800)
           Increase (decrease) in:
                Accounts Payable                                                                   38,098                  -
                                                                                      --------------------    ---------------
      NET CASH USED IN OPERATIONS                                                                (397,142)                 -
                                                                                      --------------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                                          (25,221)                 -
      Purchase of intangibles                                                                        (791)                 -
      Proceeds from sale of property                                                                4,000                  -
                                                                                      --------------------    ---------------
      NET CASH USED IN INVESTING ACTIVITIES                                                       (22,012)                 -
                                                                                      --------------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of common stock and warrants                                         458,334                  -
      Proceeds from loan                                                                            4,000                  -
      Reduction of long-term debt                                                                 (29,230)                 -
                                                                                      --------------------    ---------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   433,104                  -
                                                                                      --------------------    ---------------

Increase in Cash and Cash Equivalents                                                              13,950                  -
Beginning Cash Balance                                                                             18,441                  -
                                                                                      --------------------    ---------------
      Ending Cash Balance                                                                         $32,391      $           -
                                                                                      ====================    ===============



NON-CASH TRANSACTIONS:
   Long-term Debt Converted to Common Stock                                                       $50,000



      See Accompanying Notes to Financial Statements.

PageLab Network, Inc.
CONDENSED NOTES TO FINANCIAL STATEMENTS


                                   (UNAUDITED)

NOTE 1.    BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements for the year ended December 31, 1999 included in the Company's Form 10SB registration statement. In the opinion of management, the interim condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year. Because the Company began operating in July 1999, the statements of operations and cash flows for the periods ended June 30, 1999 have no activity.

Earnings per share is computed using the weighted average shares of common stock outstanding during the period. Options and warrants are anti-dilutive and were therefore excluded from the calculation.

Corporate Liquidity: The Company is currently attempting to raise equity through a $300,000 private placement. In addition, the Company is also pursuing a debt financing arrangement, exercise of existing stock warrants as well as an additional private placement offering. The Company is also prepared to reduce its operating levels to reduce liquidity needs. However, no assurance can be given that the Company will be able to secure additional financing when needed, or at all.




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2000

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

The results of operations for the period ended June 30, 2000 do not include quarter-to-quarter comparisons since the Company did not commence operations until July 1999.

As a result of a decision in late 1999 to improve our core technology and realign ourselves with a different target customer base, the revenue stream from merchant advertising fees has decreased from levels achieved during the third and fourth quarters of 1999. In addition, we have accelerated the development of a dialogue-based search engine technology called Subjex in the first and second quarters of 2000. These development efforts resulted in a beta launch of Subjex during the quarter ended June 30, 2000.

We have reassessed the strategic positioning of Subjex in the marketplace as a necessary element in the growing influence of wireless and handheld infrastructure. We believe that the Subjex search engine technology is highly suitable for licensing to wireless and handheld device manufacturers, including adaptability to a voice recognition interface. Furthermore, our business development efforts are also being directed to large corporate or private databases where Subjex can be licensed as a friendly user interface to such data. We believe that the Subjex(TM) dialogue-based search engine has enormous opportunities in the Asian and European markets where wireless and handheld technology is achieving significant growth. We are currently pursuing strategic alliances or joint ventures in this regard.

We believe that the improvements made to our core technologies during the second quarter ended June 30, 2000, including the beta launch of Subjex, will now allow us to begin revenue generation through our business development efforts. Revenue streams have begun in July as a result of the agreements with e-commerce merchants for purposes of the Subjex affiliate network program and top search engine rankings. Since the nature of our revenue streams in the Subjex affiliate network program and top search engine rankings is performance-based, it is necessary to achieve a higher penetration of e-commerce merchants, while at the same time increasing the number of Subjex users. We expect to obtain revenue through licensing fees from the deployment of Subjex as an on-site web site search tool or other private databases, but such revenue will likely begin to occur in the fourth quarter ended December 31, 2000.

   Research and development costs include internal and subcontracted expenses to perform improvements to our core technologies which support our expert services associated with merchant advertising, as well as the development of Subjex. Quarter-over-quarter expenses for research and development reflect a decrease of 24% primarily as a result of a reduction in contracted expenses for technology development.

Selling, general and administrative expenses for the quarter ended June 30, 2000 were $149,153 compared to $154,668 for the quarter ended March 31, 2000. If one-time expenses of approximately $50,000 for business planning and advisory service fees were excluded from the March 31, 2000 quarterly S,G&A amount, the quarter-over-quarter increase in S,G&A expenses was 43%. This increase is primarily related to the addition of new personnel to support the sales and marketing and financial operations.

Our working capital at June 30, 2000 is not sufficient to attain our plans in the near term. To address this liquidity need, we are currently selling shares of Common Stock in a private placement, obtaining early exercises of stock warrants and managing operational expenses. As of June 30, 2000, the Company had received commitments for approximately 40% of a $300,000 private placement. Our existing warrant holders from a previous private placement offering are being encouraged to exercise their warrants by August 15, 2000, through the issuance of a replacement warrant incentive. We expect that the combination of the current private stock sales and warrant exercises would provide liquidity to fund operations through September.

In the event that such funding initiatives are unable to meet operating capital requirements, we are conducting corollary efforts for temporary bridge note financing, a credit facility with a financial institution, and a expense reduction plan. Also, to help meet our longer-term liquidity needs, in August 2000, we entered into a commitment with a finder to accomplish private placement offering for $2 million. However, there can be no assurance that our private equity placements will be completed and/or that we will be able to obtain financing on terms acceptable to the Company. Therefore, the Company may be forced to curtail its operations and scale back its business plan.

         PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

 None.

Item 2 - Changes in Securities and Use of Proceeds

In May and June 2000, the Company commenced a private placement offering for Common Stock. The total shares and money raised as of June 30, 2000 in conjunction with this offering was $115,000.

Item 3 - Defaults on Senior Securities

 None.

Item 4 - Submission of Matters to a Vote of Security Holders

 None.

Item 5 - Other Information

 None.


Item 6 - Exhibits and Reports on Form 8-K

During the quarter ended June 30, 2000, we filed a Form 8-K in connection with a change in our Certifying Accountant. This report was filed May 10, 2000.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             PageLab Network, Inc.
             (registrant)

              /s/ Andrew D. Hyder                    Date: August 8, 2000
             -----------------------------------
              Andrew D. Hyder, President and CEO

              /s/ John Brand                         Date: August 8, 2000
             ------------------------------------
              John Brand, Chief Financial Officer