Form 10QSB
period 2000-09-30
PAGELAB NETWORK INC
filed 2000-11-14
CIK 1107699

                     U. S. Securities & Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
           ACT OF 1934

                For the transition period from         to
                                               -------    -------

                         Commission file Number 0-29711


                              PageLab Network, Inc.
                      (Exact name of small business issuer)

           Minnesota                                    41-1596056
  (State of incorporation)                    IRS Employer Identification number

                43 Main St SE, Suite #508, Minneapolis, MN 55414
                    (Address of principal executive offices)

                                 (612) 362-9224
                         (Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


The number of shares outstanding of each of the registrant's classes of capital stock, as of October 30, 2000:

     Common Stock, no par value, 10,163,332 shares.

PageLab Network, Inc.
Index




                                      PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                                                                                                      Page
             Balance Sheets -
                 September 30, 2000 and December  31, 1999                                              3

             Statements of Operations -                                                                 4
                 Three and Nine months ended September 30, 2000  and 1999

             Statements of Stockholders' Equity -                                                       5
                 Nine months ended September 30, 2000

             Statements of Cash Flows  -                                                                6
                  Nine months ended September 30, 2000 and 1999

             Notes to Financial Statements - September 30, 2000                                         7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                           7
            CONDITION AND RESULTS OF OPERATIONS


                                        PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                                                           9

ITEM 2.     CHANGE IN SECURITIES AND USE OF PROCEEDS                                                    9

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                                             9

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                         9

ITEM 5.     OTHER INFORMATION                                                                           9

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                            9

SIGNATURES                                                                                              10

                              PAGELAB NETWORK, INC.

                                 BALANCE SHEETS

                                                ASSETS

                                                                                                   September 30,        December 31,
                                                                                                        2000                1999
                                                                                                        ----                ----
                                                                                                              (unaudited)
CURRENT ASSETS
       Cash                                                                                         $       695           $  18,441
       Accounts receivable                                                                                2,250               3,247
       Prepaid expenses                                                                                   5,000               1,628
                                                                                                    -----------           ---------
            Total current assets                                                                          7,945              23,316

PROPERTY AND EQUIPMENT, NET                                                                              42,173              17,195

INTANGIBLES, NET                                                                                        199,680             235,034

OTHER ASSETS                                                                                              7,300                   0
                                                                                                    -----------           ---------

TOTAL ASSETS                                                                                        $   257,098           $ 275,545
                                                                                                    ===========           =========


                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts Payable                                                                             $    66,051           $   9,035
       Current portion of long-term debt                                                                 54,150              36,879
                                                                                                    -----------           ---------
            Total current liabilities                                                                   120,201              45,914

LONG-TERM DEBT, NET OF CURRENT PORTION                                                                   86,100             161,569

STOCKHOLDERS' EQUITY
       Common Stock, 40,000,000 shares authorized;
            no par or stated value                                                                    1,045,465             307,500
       Accumulated deficit                                                                             (994,668)           (239,438)
                                                                                                    -----------           ---------
                                                                                                         50,797              68,062
                                                                                                    -----------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                          $   257,098           $ 275,545
                                                                                                    ===========           =========


   See Accompanying Notes to Financial Statements.

                              PAGELAB NETWORK, INC.

                            STATEMENTS OF OPERATIONS

                                   (unaudited)


                                                                     Three months ended                     Nine months ended
                                                                        September 30,                         September 30,
                                                               ------------------------------        -------------------------------
                                                                   2000               1999               2000              1999 *
                                                                   ----               ----               ----              ------
REVENUES                                                       $      --          $     9,880        $     2,493        $     9,880

COSTS AND EXPENSES:
      Costs of revenues earned                                      15,689              8,115             43,825              8,115
      Selling, general and administrative                          182,667             40,598            486,488             40,598
      Research and development                                      78,016             18,245            224,946             18,245
                                                               -----------        -----------        -----------        -----------
           Total Costs and Expenses                                276,372             66,958            755,259             66,958
                                                               -----------        -----------        -----------        -----------
OPERATING INCOME (LOSS)                                           (276,372)           (57,078)          (752,766)           (57,078)
OTHER INCOME (EXPENSE):
      Other income                                                       0                  0              3,114                  0
      Interest expense                                              (1,923)                 0             (6,658)                 0
      Interest income                                                    0                  0              1,080                  0
                                                               -----------        -----------        -----------        -----------

NET LOSS                                                       $  (278,295)       $   (57,078)       $  (755,230)       $   (57,078)
                                                               ===========        ===========        ===========        ===========


WEIGHTED AVERAGE SHARES OUTSTANDING                              9,842,999          5,333,332          9,348,887          5,333,332
                                                               ===========        ===========        ===========        ===========

BASIC AND DILUTED EARNINGS PER SHARE                                ($0.03)            ($0.01)            ($0.08)            ($0.01)
                                                               ===========        ===========        ===========        ===========




   See Accompanying Notes to Financial Statements.




      * For the period from Inception (July 17,1999) through September 30, 1999.

                              PAGELAB NETWORK, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                   (unaudited)

                                                                     SHARES OF                                            TOTAL
                                                                    COMMON STOCK        COMMON         ACCUMULATED     STOCKHOLDERS'
                                                                    OUTSTANDING         STOCK            DEFICIT          EQUITY
                                                                    ------------     -----------       -----------     ------------
Balance, December 31, 1999                                           8,457,665       $   307,500       $(239,438)        $ 68,062

   Common Stock issued, January 2000                                 1,950,000           390,000                          390,000

   Reduction of Subscription Notes Receivable, February 2000                               3,334                            3,334

   Stock-based compensation expense                                                       22,298                           22,298

   Common Stock issued May-Sept 2000                                   219,000           219,000                          219,000

   Retirement of Investment Account shares, August 2000             (1,000,000)                0                                0

   Stock Issued for Services, September 2000                             5,000             5,000                            5,000

   Exercise of Stock Options, July to Sept. 2000                        30,000             6,000                            6,000

   Exercise of warrants, August 2000                                   501,667           100,333                          100,333

   Subscription Notes Receivable, August 2000                                             (8,000)                          (8,000)

   Net loss for the nine months ended September 30, 2000                                                (755,230)        (755,230)
                                                                    ----------       -----------       ---------         --------

Balance, September 30, 2000                                         10,163,332       $ 1,045,465       $(994,668)        $ 50,797
                                                                    ==========       ===========       =========         ========


    See Accompanying Notes to Financial Statements.

                              PAGELAB NETWORK, INC.

                            STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                                           Nine months ended
                                                                                                             September 30,
                                                                                                    --------------------------------
                                                                                                      2000                  1999 *
                                                                                                      ----                  ------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                                                     ($755,230)             $(57,078)
       Adjustments required to reconcile net loss to
            net cash used in operating activities:
            Depreciation and amortization                                                              42,535                  --
            Stock-based compensation expense                                                           27,298                  --
            Gain on sale of property                                                                   (3,114)
            (Increase) decrease in:
                 Accounts receivable                                                                      997                  --
                 Prepaid expenses                                                                      (3,372)                 --
                 Other assets                                                                          (7,300)
            Increase (decrease) in:
                 Accounts Payable                                                                      57,016                  --
                                                                                                    ---------              --------
       NET CASH USED IN OPERATIONS                                                                   (641,170)              (57,078)
                                                                                                    ---------              --------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property and equipment                                                             (31,175)                 --
       Purchase of intangibles                                                                         (1,869)                 --
       Proceeds from sale of property                                                                   4,000                  --
                                                                                                    ---------              --------
       NET CASH USED IN INVESTING ACTIVITIES                                                          (29,044)                 --
                                                                                                    ---------              --------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock and warrants                                            660,666                  --
       Proceeds from loan                                                                              26,000                56,000
       Reduction of long-term debt                                                                    (34,198)                 --
                                                                                                    ---------              --------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      652,468                56,000
                                                                                                    ---------              --------

DECREASE IN CASH AND CASH EQUIVALENTS                                                                 (17,746)               (1,078)
BEGINNING CASH BALANCE                                                                                 18,441                  --
                                                                                                    ---------              --------
       ENDING CASH BALANCE                                                                          $     695                (1,078)
                                                                                                    =========              ========

NON-CASH FINANCING TRANSACTIONS:
   Long-term Debt Converted to Common Stock                                                         $  50,000              $   --
   Long-term Debt Issued for Intangibles                                                            $    --                $150,000
   Common Stock Issued for Intangibles                                                              $    --                $100,000


    See Accompanying Notes to Financial Statements.

PAGELAB NETWORK, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS


                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements for the year ended December 31, 1999 included in the Company's Form 10SB registration statement. In the opinion of management, the interim condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

Earnings per share is computed using the weighted average shares of common stock outstanding during the period. Options and warrants are anti-dilutive and were therefore excluded from the calculation.

The Company is currently attempting to raise additional capital through the offering of subordinated convertible notes in an amount up to $750,000. In addition, the Company is also pursuing equity financing in the form of Preferred or Common Stock. The Company is also prepared to reduce its operating levels to reduce liquidity needs. However, no assurance can be given that the Company will be able to secure additional financing when needed, or at all or able to adequately reduce its liquidity needs. Failure to obtain additional financing would force the Company to curtail its operations and scale back its business plan.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company will adopt SAB No. 101 when required in the fourth quarter of 2000. Management believes the adoption of SAB No. 101 will not have a significant affect on its financial statements.

NOTE 2.  STOCK OPTIONS AND WARRANTS
As of September 30, 2000, the Company had outstanding options and warrants to purchase 2,250,970 and 1,417,997 shares of common stock, respectively. The exercise price of these instruments range from $0.20 to $1.10.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2000

PageLab Network has developed an artificial intelligence-based, next generation dialogue search engine, Subjex(TM). The Subjex engine is a licensable software application for on-site web search, private databases and wireless device infrastructures. In addition to the licensing capability, the Subjex.com web portal provides the search tool free to Internet users, thereby demonstrating the dialogue capabilities of the Subjex engine and building a large transaction hub around e-commerce activity that occurs routinely via search engines.

Our business development efforts are being currently directed to Global 5000 corporations where the Subjex Dialogue Engine can be licensed as a friendly user interface to web site information or other private data. These efforts are being conducted through our own direct sales force and in conjunction with services established through a strategic marketing alliance with an unrelated private company. We are seeking additional marketing alliances to achieve additional market share, especially with respect to the licensing opportunities.

We are also focusing direct sales efforts on establishing revenue-sharing and affiliate relationships within the Subjex.com search engine-based affiliate network (SEBAN) program. Our sales approach is targeted at companies or associations who have created existing e-commerce merchant, affiliate or user relationships. These targeted customers include the financial services industry, web portals, affiliate network service providers and Internet Service Providers. Since the nature of our revenue-sharing streams in the SEBAN program is performance-based, it is necessary to achieve a higher penetration of e-commerce merchants, while at the same time increasing the number of Subjex users. At the present date, approximately 42 merchants have agreed to participate in the SEBAN program.

We have also assessed the strategic positioning of Subjex in the marketplace as a necessary element in the growing influence of wireless and handheld infrastructure and process machinery applications. We believe that the Subjex search engine technology is highly suitable for licensing to wireless and handheld device manufacturers and process machinery, including adaptability to a voice recognition interface. Furthermore, we believe that the Subjex(TM) dialogue-based search engine has enormous opportunities in the Asian and European markets where wireless and handheld technology is achieving significant growth. We are currently pursuing strategic alliances or joint ventures in this regard.

The revenue stream from software services and merchant advertising fees was $9,880 and $2,493 for the nine months ended September 30, 1999 and 2000, respectively. This decrease in revenue is directly related to our decision to concentrate our efforts on the development of the Subjex Dialogue Engine and the Subjex.com web portal site. We believe that the improvements made to our dialogue technology during the third quarter ended September 30, 2000, including the launch of a newly formatted Subjex.com portal site, will now allow us to achieve revenue generation through our business development efforts. Revenue streams have begun in October 2000 as a result of licensing fees from the deployment of Subjex as an on-site web search tool or other private databases.

Expenses for research and development were $78,106 and $224,946 for the three and nine month periods ended September 30, 2000, respectively. This compares to $18,245 of research and development expenses incurred for the three and nine month period ended September 30, 1999. Research and development costs include internal and subcontracted expenses to perform technological advancements to the development of the Subjex Dialogue Engine and the functionality of SEBAN.

Selling, general and administrative expenses were $182,667 and $486,488 for the three and nine month periods ended September 30, 2000. This compares to selling, general and administrative expenses of $40,598 that were incurred as of September 30, 1999. This increase is primarily related to the addition of personnel, facilities, and consultative services with respect to the growth of the sales, marketing, finance and administrative operations of the Company.

Net loss for the three and nine months ended September 30, 2000 was $278,295 and $755,230, respectively. This compares to the net loss incurred of $57,078 as of September 30, 1999. The increase in the net loss from operations is related to the growth in research and development and selling general and administrative costs, combined with the decline in revenue streams.

Our working capital at September 30, 2000 is not sufficient to attain our plans in the near term. To address this liquidity need, beginning in the fourth quarter we are receiving up-front customer revenues through licensing agreements, arranging for temporary financing achieved through insiders, and selling 10% subordinated convertible notes up to an amount of $750,000. As of October 30, 2000, the Company had received commitments for approximately $20,000 on the subordinated note offering and had received $15,000 in customer revenues. We expect that the combination of the current note sales and customer revenues would provide liquidity to fund operations through January 2001. To help meet our longer-term liquidity needs, we have entered into a commitment with a finder to accomplish an institutional debt or equity offering for $2-5 million. We have further made preparations to conduct a private placement of common stock for approximately $2 million. There can be no assurance that these debt or equity private placements will be completed and/or that we will be able to obtain financing on terms acceptable to the Company. Therefore, the Company may be forced to curtail its operations and scale back its business plan.


         PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

  None.

Item 2 - Changes in Securities and Use of Proceeds

For the period from May through September 2000, the Company conducted a private placement offering for Common Stock resulting in sales of Common Stock of $219,000. In addition, certain warrant holders exercised warrants in August 2000 in the approximate amount of $100,300. Such amounts were utilized for operating purposes. These offerings were exempt from registration pursuant to Section 4(2) and rule 504 promulgated under Regulation D of the Securities Act of 1933, as amended.

Item 3 - Defaults on Senior Securities

  None

Item 4 - Submission of Matters to a Vote of Security Holders

  None.

Item 5 - Other Information

  None.

Item 6 - Exhibits and Reports on Form 8-K

None.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             PageLab Network, Inc.
             (registrant)


             /s/ Andrew D. Hyder                                11/14/00
             ---------------------------------------           -----------------
                 Andrew D. Hyder, President and CEO            Date

             /s/ John Brand                                    11/14/00
             ---------------------------------------           -----------------
                 John Brand, Chief Financial Officer           Date