Form 10KSB40
period 2000-12-31
PAGELAB NETWORK INC
filed 2001-03-30
CIK 1107699

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

             ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000,

                         Commission file number 0-29711

                              PageLab Network, Inc.
                 (Exact name of issuer as specified in charter)

              Minnesota                              41-1596056
     (State or other jurisdiction             (IRS Employer ID Number)
            of incorporation)

                43 Main Street, Suite #508, Minneapolis, MN 55414
                    (address of principal executive offices)

                   Issuer's telephone number is (612) 362-9224

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

    Common Stock, No par value        Over-The-Counter Bulletin Board
         (Title of Class)           (Name of Exchange on which registered)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

The Issuer's revenues for its most current fiscal year were $22,493.

The estimated aggregate market value on March 15, 2001, of the voting common stock held by non-affiliates of the Issuer was $3,877,050 based upon an average bid and asked price of $.5625 of such common stock at that date on the Over-The-Counter Bulletin Board (OTCBB: PGBN).

The number of shares outstanding of each of the issuer's common stock as of March 15, 2001 was 11,817,564 shares.


DOCUMENTS INCORPORATED BY REFERENCE:  SEE EXHIBIT INDEX

Transitional Small Business Disclosure Format   Yes (  )  No (X)

                              PAGELAB NETWORK, INC.
                                   FORM 10-KSB

                          YEAR ENDED DECEMBER 31, 2000

                                      INDEX


ITEM                                                         PAGE
-----                                                        ----
                               PART I
 1. Description of Business.....................................3
 2. Description of Property.....................................9
 3. Legal Proceedings...........................................9
 4. Submission of Matters to a Vote of Security Holders.........9

                               PART II

 5. Market for Common Equity and Related Stockholder Matters....9
 6. Management's Discussion & Analysis of Financial Condition
      and Results of Operations............... .................11
 7. Financial Statements .......................................14
 8. Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure.........................15

                               PART III

 9. Directors, Executive Officers, Promoters and Control
    Persons, Compliance with Section 16(a) of the Exchange
    Act.........................................................15
10. Executive Compensation......................................16
11. Security Ownership of Certain Beneficial Owners and
    Management..................................................18
12. Certain Relationships and Related Transactions..............19
13. Exhibits and Reports on Form 8-K............................20

    Signatures..................................................21
    Financial Statements.......................................F-1


    CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
                 RIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this discussion which are not historical facts may be considered "forward looking statements" within the meaning of Section 21E of the Securities Act of 1934, as amended. The words "believe", "expect", "anticipate", "estimate", and similar expressions identify forward looking statements. Any forward looking statement involves risks and uncertainties that could cause actual events or results to differ, perhaps materially, from the events described in the forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events or otherwise. The risks associated with the Company's forward looking statements include, but are not limited to, risks associated with the Company's history of losses and uncertain profitability, sales and marketing strategies, competition, general economic conditions, reliance on key management and production people, future capital needs, dilution, effects of outstanding notes and convertible debentures, limited public market, low stock price, and lack of liquidity.

The following discussion and analysis should be read in conjunction with the Financial Statements, related notes and other information included in this annual report on Form 10-KSB.


ITEM 1.  Description of Business

Overview

Pagelab Network, Inc., a Minnesota corporation ("Pagelab Network" or the "Company") is a Minneapolis-based software development and services company that has developed an artificial intelligence-based, next generation dialogue technology, Subjex(TM) Dialogue Engine. In October 1999, the Company (formerly Imcro, Inc., a Minnesota corporation formed in 1987, an inactive, non-trading public entity) entered into a reverse acquisition agreement with a privately-held Nevada corporation, PageLab Network Inc., that had been primarily owned by the Company's current principal stockholder. The private company had been incorporated in June 1999 and the operations associated with its four months preceding the reverse acquisition have been consolidated into the reporting of the Company's business activities. After the reverse acquisition agreement the Company changed its name to Pagelab Network, Inc. The Company filed a Form 10 registration statement with the Securities and Exchange Commission in March 2000 to effect its status as a reporting company under the Securities Exchange Act.

During 2000, the Company focused on its abilities to develop artificial intelligence software, using a concept called Natural Frame Dialogue, that greatly improves the ability for a technology user to find information on the Internet, corporate intranets or private databases and reduce the learning curve associated with using complex technologies or complex devices. The Company believes that `dialogue' is the critical element in helping users interface with technologies such as Internet search engines, database search tools, wireless devices and industrial machinery. It is the Company's belief that current search tools and structures are fundamentally flawed in that they typically provide users with one chance to ask a question, provide numerous search results which are essentially `guesses' that may be irrelevant, and generally force users to be technically adept at using new technologies or devices.

Natural Frame Dialogue is adapted from the use of natural language science that has been developed since the 1970's and in recent years through the Massachusetts Institute of Technology (MIT). The Company has developed an expert system to manage contextual input (i.e. natural sentences or words), provide relevancy-driven search results, and allow such results to be refined further using a text-based, conversational approach.

An Internet web portal site, www.subjex.com, was established in 2000 to initially demonstrate the capabilities of the Subjex Dialogue Engine as an Internet search engine. This web site has attracted over one million different users who have provided search queries for the purpose of receiving search results that Subjex finds relevant from its own database or other major Internet search engine databases.

In order to focus its time and resources on the development of the Subjex Dialogue Engine and its strategic mission to "Humanize Technology Thru Dialogue", the Company decided in 2000 to discontinue its revenue-generating services associated with web site optimization, or helping business web sites to be ranked in the top results returned by the major Internet search engines.

The Solution

The Company continues to develop its dialogue-based software interface to solve problems that technology users are experiencing: learning to use complex new technology devices and retrieving information from massive information databases with flawed search tools. In turn, businesses are seeking to gain competitive leverage by reducing the amount of customer abandonment and improving employee productivity. It is the Company's belief that by allowing non-technically oriented people--a very large segment of the population--to retrieve information and manage new devices with a fun, comfortable approach, these objectives will be met through the Company's dialogue interface and artificial intelligence software.

Principal Products and Services

The Subjex Dialogue Engine technology can be licensed as a search technology, integrated with other software packages/chipsets, or used in conjunction with e-commerce strategies. Subjex has a core element that may be further customized through additional modules and maintained for use in specific applications, thereby providing revenues from service fees as well as licensing.

Some examples of how Subjex may be deployed are as follows: on-site web search for an e-commerce web site; default search interface for corporate intranets, libraries or call centers; default search interface for content management or customer relationship management software packages; as a search interface to enhance the use of existing search tools that are powering web sites or databases; as a user interface to the setup and operation of complex industrial machinery; as a Internet search engine that connects buyers (searchers) with e-commerce merchants on the web.

The Subjex technology is currently available for implementation in English speaking dialects. The technology development has been focused on creating dialogue frames that are conversant with users who want to use the Subjex engine for chat, research or buying decisions. The www.Subjex.com web site provides the search tool free to Internet users as a demonstration of its capabilities in these areas of expertise.

The Company has uniquely identified its technology with a dialogue feature that allows the user to engage in a normal text-based conversation with Subjex, which provides suggestions and the ability to provide additional rounds of user input to obtain a more exact answer. Furthermore, a user need not understand Boolean logic or advanced search query languages since Subjex simultaneously performs the advanced query necessary to provide a few, highly relevant results from multiple Internet search sites or databases.

The Company is currently evaluating various voice recognition software technologies that offer the ability for Subjex to manage conversations from input that originates from the speech form of communication. Voice recognition technology has significantly improved in its capabilities to convert speech to text-based characters. The Company believes that Subjex is very suitable as a tool that conducts searches using the converted characters from voice recognition software.

Subjex technology is built in an open source technology environment, which means that the future development and sale of the Subjex software is not unduly constrained by proprietary computer platforms and programming requirements of a major supplier or customer. Furthermore, it is the Company's belief that the open source approach will allow for high scalability and rapid deployment of additional dialogue frames beyond the initial frames established on the portal site.

The revenue model for the company provides for variable and recurring revenue streams. Licensing and integration engagements provide a combination of up-front service fees for customization and implementation, and ongoing fees for licensing and database maintenance. The www.Subjex.com portal site provides revenue-sharing dollars from e-commerce merchants who, through revenue-sharing agreements, pay the Company money as a percentage-of-sale, per-lead, per-click or per-impression from buying traffic sent to them from Subjex. The portal site also produces some advertising revenue, but the Company does not plan to build a significant portion of its revenue model on a banner or impression-based advertising approach.

Business Strategy

Since its inception in 1999, the Company has focused its efforts in developing a marketable software platform that creates a unique, effective experience for various types of technology users. The Company plans on carrying out the following strategies in 2001:

     o Develop the sales and support infrastructure, and putting a critical mass of clients in place. The Company has targeted certain customers for early adoption of the Subjex Dialogue Engine and will seek to obtain customer commitments for less than normal profit margins in building a critical base of customers and proof of concept.

     o Obtain sufficient capital for growth and liquidity. The Company plans to raise in excess of $3 million in private or public financings to provide funds for developing the sales and support infrastructure, additional product development and working capital.

     o Build name recognition through growth of the web portal, publicity activities, and alliances with strategic entities or individuals.

     o Establish key relationships. The Company intends to aggressively pursue key relationships to gain access to complementary technologies and distribution channels. The Company continually evaluates relationships with companies and other entities that offer technologies complementary to the Company's Subjex Dialogue Engine (such as voice recognition, content management, and CRM applications).

     o Enhance the product line. The existing core products and modules can be incorporated or adapted into complimentary new offerings through additional product development and enhancement. These enhancements can be done without taking the company out of its core competencies, and funded through customer-financed or other third parties.

Markets and Distribution Methods

The Company has marketing and distribution methods that differ slightly in conjunction with the sales of its licensable products, as compared with generation of e-commerce revenues through www.subjex.com, its web portal site.

The Company plans to sell and market its licensable Dialogue Engine products through a variety of methods and channels, including but not limited to direct sales, distribution and channel agreements, strategic relationships and third party providers. The Company specifically believes that joint ventures and strategic reseller relationships with web development companies and information technology consulting firms can be most effective in entering targeted vertical markets, while targeted direct sales can be most effective for large corporate clients. It is the Company's belief that this strategy will provide a cost effective means of achieving maximum exposure. Also, the Company believes that its licensable products will ultimately serve customers in a horizontal capacity but until significant branding is achieved, targeted vertical markets will be its most effective method in achieving installation success and product acceptance.

The Company intends to recruit resellers and direct sales contacts primarily through efforts resulting from online research, trade show sponsorships, telemarketing and e-mail. If warranted, the Company's sales staff makes personal sales calls. The Company will provide support to resellers and strategic relationships for purposes of technical sales assistance, sales collateral and marketing support though its existing direct sales team.

The Company must significantly increase the number of Internet users to the www.subjex.com web site in order to generate substantial revenue-sharing dollars from e-commerce merchants. The Company currently has established over 1,400 revenue-sharing relationships with e-commerce merchants as a result of its prior direct sales and association with other Internet affiliate marketing programs. The Company expects to increase the user traffic to the web portal site through establishing online partnerships with high traffic sites, using incentives that allow those sites to receive up to one-half of the revenue that Subjex receives from merchants and possibly shares of PageLab common stock in cases where significant traffic counts are expected. Additional traffic can be achieved through the use of traditional media strategies such as public relations, email and other of targeted advertising such as direct mail, radio and online banner links.

Competitive Business Conditions

The market for the licensing of the Company's Dialogue Engine products and services is new, evolving and growing rapidly. Competition can be expected to intensify significantly as the market matures and the more established software companies, such as Microsoft Corporation, become increasingly involved. The Company believes that the principal competitive factors for companies seeking to become involved in the artificial intelligence industry are core technology, sales and marketing methods, name recognition, and user interface.

The Company has competitors that have overlapping activities but may not be in exactly the same areas in which it is active, but nevertheless could be regarded as competition. Such competitors include, among others: Ask Jeeves; Autonomy, Inc.; Artificial Life; Semio; Oingo; Soliloquy; and Easy Ask. This list is not complete and will change and substantially increase over time.

Some of the Company's existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. Such competitors are able to commit operating resources to product development and enhancement, engage in more thorough marketing campaigns for their products and services, be more aggressive from a pricing standpoint and make more attractive offers to potential employees and partners. The Company competes on the basis of its ability to deliver a core dialogue technology that can be rapidly prototyped to be an expert in a wide array of subject matters, and providing technology users with an enjoyable, successful experience in the use of the software.

The Company's web portal site competes with other web portals and search engines in vying for increased traffic on the Internet. Examples of these sites include:
Yahoo, Excite, AltaVista, MSN, Iwon, Lycos, Google. In addition, other companies may offer directly competing services in the future. Most providers of web directories, search and information services offer additional features and content that the Company has elected not to offer. The Company also competes with traditional off-line media such as television, radio and print for a share of advertising budgets that are used by merchants in evaluating their e-commerce strategies, which includes the extent of revenue-sharing programs. The Company competes on its ability to offer a search engine that allows users to refine their search results while providing an enjoyable, effective search experience.

Product Development

The Company believes that strong development capabilities are essential to its future performance and the maintenance of its competitive position. Since its formation, the Company has primarily developed its technology and products internally. In the fiscal year ended December 31, 2000 the Company spent $288,887 on research and development.

The Company's customers and users require a fast, reliable and secure infrastructure that can be easily expanded to maintain acceptable response times under the stress of growth. However, most new companies operate under considerable resource constraints that usually hinder the construction of networks that are fast, reliable and secure. The Company believes that while it has operated under the constraints of a new company, it has created an infrastructure that provides an excellent base from which to grow the business.

The physical components of the Company's infrastructure are comprised of equipment made by some of the most recognized manufacturers in the business including Compaq, VA Linux and Intel. The software being used to power the Subjex services is a combination of industry standard commercial software, open source code and the Company's internally developed proprietary software. The Company believes that given the solid mix of industry standard equipment and software, the Company is positioned to sustain the effects of considerable growth.

The key components in managing the continued product development of the Subjex Dialogue Engine include research and design; production; quality control review and technical support. In light of the size of the Company's organization, product development personnel are also called upon to provide support services in conjunction with new customer acquisition and delivery.

To the extent one or more of the Company's competitors introduce products that more fully address customer requirements, the Company's business could be materially adversely affected. There can be no assurance that the Company will be successful in developing and marketing enhancements to its existing products or new products, incorporating new technology on a timely basis, or that its new products will adequately address the changing needs of the marketplace. If the Company is unable to develop and introduce new products or enhancements to existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, prospects, financial condition and results of operations will be materially adversely affected.

Intellectual Property

The Company has pending United States federal applications with the Patent and Trademark Office for the marks for "Subjex" among others. In February 2000, the Company filed a patent application for the Company's Subjex Dialogue Engine with the U.S. Patent and Trademark Office. This application is currently pending.

The Company has adopted a policy of requiring its employees and consultants to execute confidentiality agreements when they commence employment or are employed by the Company. These agreements generally provide that all confidential information developed or made known to employees and consultants during the course of their relationship is not to be disclosed to third parties, except under specific circumstances described in these agreements. In the case of employees, the agreements provide that inventions conceived by employees in the course of employment will be The Company's exclusive property.

There can be no assurance that the existing or future patents of third parties will not have an adverse effect on the ability of the Company to continue to commercialize its products. Furthermore, there can be no assurance that other companies will not independently develop similar products or duplicate any of the Company's planned products or obtain patents that will require the Company to alter its products or processes, pay licensing fees or cease development of its planned products.

Governmental Regulations

The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses in general, and there are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. However, due to the increasing popularity and use of the Internet, it is possible that various laws and regulations may be adopted with respect to the Internet, covering issues such as taxation or user privacy.

Employees

The Company currently has 10 full-time employees. Of the Company's full-time employees, 5 are involved in sales, marketing and administrative functions and 5 are involved in engineering, research and development. The Company will need to hire additional staff to accomplish its business development goals. There can be no assurance that the Company will be able to find, attract or retain such additional staff.

The Company's employees are not represented by any labor unions. The Company considers its relations with its employees to be good.


ITEM 2.  Description of Property

The Company's principal office is located at 43 Main Street SE, Minneapolis, MN 55414, occupying approximately 2,100 square feet and utilized entirely for office space. The lease expires in 2003. The space is rented under a written lease which provides for a monthly payment of rent and a pro-rata share of annual operating expenses. Management believes that comparable office space is readily available if the Company were to lose its lease.


ITEM 3:  Legal Proceedings

There are no legal proceedings pending or, to the Company's knowledge, threatened against the Company that would be material to the financial position of the Company.


ITEM 4:  Submission of Matters to a Vote of Security Holders

None.
                                     PART II

ITEM 5:   Market for Common Equity and Related Stockholder Matters

          (a) Market Information

               The Company's Common Stock was approved by the National Association of Securities Dealers (NASD) for trading on the Over the Counter Bulletin Board in January 2001. The trading symbol is "PGBN". Since the commencement of trading, the high and low sales prices of the Company's common stock were $1.50 and $.1875, respectively. These quotations represent interdealer prices, without retail markup, markdown, or commission, and may not reflect actual transactions. On March 28, 2001, the last reported sale price of the Company's common stock on the OTC Bulletin Board was $.125 per share.

          (b) Holders

               At March 20, 2001 there were approximately 200 shareholders of record including people who held stock in "street name".

          (c) Dividends

               The Company has not paid dividends on its common stock and does not expect to in the foreseeable future. There is no assurance that any dividends will be paid in the future, as dividends are dependent upon earnings. Any earnings, for the foreseeable future, will be utilized to invest in projects intended to build the Company's economic base.

Recent sales of Unregistered Securities

Set forth below in chronological order is information regarding the numbers of shares of common stock sold by PageLab Network, the numbers of options and warrants issued by PageLab Network, the consideration received by PageLab Network for such shares, options and warrants and information relating to the section of the Securities Act or rules of the Securities and Exchange Commission under which exemption from registration was claimed in the past three years. None of these securities was registered under the Securities Act.

In December 1999 through February 2000, the Company completed a private offering of 2,700,000 units to 18 individual accredited investors for gross proceeds of $540,000. Each unit consisted of one share of common stock and one Class A warrant for every three shares of common stock purchased. The warrant entitles the purchaser to acquire an additional share of common stock for $.20 expiring in June 2001. The certificates representing the shares of common stock were appropriately legended. In the opinion of Pagelab Network, the issuance of these shares was exempt pursuant to Rule 504 of Regulation D under the Securities Act.

In February 2000, the Company issued 290,000 Class A stock warrants to four individuals in relation to conversion incentives with regard to prior bridge funding and promotional assistance with regard to the $540,000 private placement. This included 15,000 warrants to a current director, Steven R. Anderson. The warrants entitle the purchaser to acquire an additional share of common stock for $.20 expiring in June 2001.

As of March 20, 2001, there were outstanding stock option grants and restricted stock awards for 2,251,470 shares of common stock issued to certain employees and non-employees of the Company at average weighted exercise prices of $.52 per share. There are 2,500,000 shares of common stock reserved for issuance under this plan. During August 2000 and in January 2001, the Company received a total of $7,000 from grantees who elected to exercise 35,000 shares of common stock from these option grants. In the opinion of Pagelab Network, the issuance of these shares was exempt pursuant to Rule 506 of Regulation D under the Securities Act.

During the period from May through November 2000, the Company completed private sales for 219,000 units to 23 individual accredited and nonaccredited investors for gross proceeds of $219,000. Each unit consisted of one share of common stock and one Class B warrant to purchase an additional share of common stock for $1.00 expiring in December 2002. The certificates representing the shares of common stock were appropriately legended. In the opinion of Pagelab Network, the issuance of these shares was exempt pursuant to Rule 504 of Regulation D under the Securities Act.

In August 2000, the Company issued 505,000 shares of common stock pursuant to a warrant exercise program entitling the warrant exercisers to receive one replacement Class C warrant for each share exercised. The Company received approximately $101,000. The replacement warrants entitle the purchasers to obtain one share of common stock for $1.00 expiring December 2001. The certificates representing the shares of common stock were appropriately legended. In the opinion of PageLab Network, the issuance of these shares was exempt by pursuant to Section 4(2) of the Securities Act and the rules promulgated thereunder.

During October 2000 through January 2001, the Company issued 94,000 Class B warrants in connection with the sale of 10% subordinated convertible debentures. Each warrant entitles the purchaser to acquire one share of common stock for $1.00 expiring in December 2002. The Company received approximately $94,000.

During January and February 2001, the Company issued 986,400 shares of common stock to various unrelated firms or individuals as consideration for consulting services, advertising services, computer equipment, strategic consulting and public relations. The certificates representing the shares of common stock were appropriately legended. In the opinion of PageLab Network, the issuance of these shares was exempt pursuant to Section 4(2) of the Securities Act and the rules promulgated thereunder.

In February 2001, the Company issued 97,000 shares of common stock pursuant to a warrant exercise program entitling the warrant exercisers to either receive one replacement Class C warrant for each Class A warrant exercised at $.20 per share, or a reduced warrant exercise price of $.50 for each Class B warrant exercised. The Company received approximately $40,500. The replacement Class C warrants, of which 24,333 were issued in conjunction with this program, entitle the purchasers to obtain one share of common stock for $1.00 expiring December 2001. The certificates representing the shares of common stock were appropriately legended. In the opinion of PageLab Network, the issuance of these shares was exempt by pursuant to Section 4(2) of the Securities Act and the rules promulgated thereunder.

In January through March 2001, the Company completed private sales for 112,500 units to three individual accredited investors for gross proceeds of $112,500. Each unit consisted of one share of common stock and one Class B warrant to purchase an additional share of common stock for $1.00 expiring in December 2002. The certificates representing the shares of common stock were appropriately legended. In the opinion of PageLab Network, the issuance of these shares was exempt pursuant to Rule 504 of Regulation D under the Securities Act.


ITEM 6: Management's Discussion & Analysis of Financial Condition and Results of Operations

PageLab Network has developed an artificial intelligence-based, next generation dialogue engine, Subjex(TM). The Subjex engine is a licensable software application for on-site web search, private databases and wireless device infrastructures. In addition to the licensing capability, the Subjex.com web portal provides the search tool free to Internet users, thereby demonstrating the dialogue capabilities of the Subjex engine and building a transaction hub around e-commerce activity that occurs routinely via search engines.

In October 1999, the Company entered into a reverse acquisition agreement with a privately-held Nevada corporation, PageLab Network, that had been primarily owned by the Company's current principal stockholder. At the time of acquisition, the Company was an inactive, non-trading public entity while the private company had been generating revenues from software services associated with web site optimization, or top twenty rankings in major Internet search engines.

In order to focus the Company's time and resources on the development of the Subjex Dialogue Engine and its strategic mission to "Humanize Technology Thru Dialogue", the Company decided in 2000 to discontinue its revenue-generating services associated with web site optimization.

The Subjex.com web portal site was launched as a beta site in May 2000 to initially demonstrate the artificial intelligence (AI) capabilities of the Subjex Dialogue Engine as an Internet search engine. This web site has attracted over one million different users who have provided the Company with widespread usage and testing of the technology. This usage has allowed the Company to improve the interface and the proprietary algorithms used in managing search queries, relevancy of search results, and the dialogue capability.

The Company has generated immaterial revenues in the fiscal year ended December 31, 2000. The Company's limited operating history and the uncertain nature of the markets the Company addresses or intends to address make prediction of the Company's future results of operations difficult. The Company's operations may never generate significant revenues and the Company may never achieve profitable operations. The Company expects to experience significant fluctuations in its future operating results due to a variety of factors. Factors that may affect the Company's operating results include the success of product development, market acceptance of the Company's products, frequency and timeliness of new product releases, success of strategic alliances, the mix of product and service sales, the Company's response to competitive pressure, general market conditions, and its ability to attract and retain qualified personnel. Gross profit margins will vary between products and services and although the Company may have some ability to affect its products and services mix, the Company's sales mix may vary from period to period and its gross margins will fluctuate accordingly.

The Subjex technology was further developed to meet commercial standards for licensing as a search technology for corporate web sites and private databases in late 2000. The Company is currently using direct sales efforts to establish a critical mass of early adoption customers that provides a reference base for the demonstration of the value of Subjex as a licensable search interface to web content and private databases.

The Company is also attempting to establish revenue-sharing and affiliate relationships within the Subjex.com search engine-based affiliate network (SEBAN) program. The Company's sales approach is targeted at companies or associations who have created existing e-commerce merchant, affiliate marketing or user relationships. These targeted customers include the financial services industry, web portals, affiliate marketing programs and Internet Service Providers. Since the nature of the Company's revenue-sharing streams in the SEBAN program is performance-based, it is necessary to achieve a higher penetration of e-commerce merchants, while at the same time increasing the number of Subjex users. At the present date, approximately 1,100 merchants have agreed to participate in the SEBAN program on either a pay per-sale, per-lead, per-click, or per-impression basis.

In February 2001, the Company's Board of Directors authorized the use of 1,500,000 shares to be issued to third parties as payment for services. Through March 1, 2001, the Company has issued 1,436,400 shares in exchange for consulting, advertising and investor relation services.

Results Of Operations

The Company's fiscal year runs from January 1 through December 31. The year 2000 was the first full year of operating activity, which primarily was associated with the development of the Subjex technology. The comparative operating results for 1999 include the operating results of the private company, PageLab Network (a Nevada Corporation), from its inception in July 1999. Prior to July 1999, neither PageLab (Nevada) nor the Company had any operating activities.

Revenue

The revenue for the year ended December 31, 2000 and the period from July 1999 to December 31, 1999 was $22,493 and $19,886, respectively. The current year revenue is primarily related to licensing implementation fees associated with the Subjex engine. The 1999 revenues were derived from software services relating to web site optimization.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2000 and the period from July 1999 to December 31, 1999 was $820,478 and $137,234, respectively. This increase is primarily related to the addition of personnel, facilities, and consultative services with respect to the growth of the sales, marketing, finance and administrative operations of the Company. The expenses also include non-cash charges for amortization of intellectual property that had been acquired via the reverse acquisition. The amortization includes the effect of establishing a valuation reserve of approximately $92,000 for our intellectual property technology assets. While we believe that our capitalized technology assets are integral to the Subjex technology, the reserve establishes a provision for impairment of these assets in the event that sufficient revenues do not materialize in the near future.

Research and development

Research and development expenses for the year ended December 31, 2000 and the period from July 1999 to December 31, 1999 were $288,887 and $3,330, respectively. Research and development expenses primarily consist of personnel costs together with subcontracted labor costs to perform technological advancements to the development of the Subjex Dialogue Engine and the functionality of SEBAN.

Income Taxes

The Company has incurred losses for income tax purposes for fiscal years 1999 and 2000. These losses will be available to carry forward and reduce income taxes, if any, in future periods.

Interest Expense

The Company had interest of $9,485 for the year ended December 31, 2000 as compared to $1,260 for the period from July 1999 through December 31, 1999.

Net Loss


Net loss for the year ended December 31, 2000 was $1,092,133 compared to the net loss for the period from July 1999 through December 31, 1999 of $121,938.

The increase in the net loss from operations is related to the growth in research and development and selling general and administrative costs.

Liquidity

The Company's working capital at December 31, 2000 is not sufficient to attain the Company's plans in the near term. The Company's Auditors' Report contains a going concern explanatory paragraph as a result of the shortage of working capital to sustain the Company's operations over the next year. To address this liquidity need, the Company is seeking bridge financing loans, arranging for temporary financing achieved through insiders and vendors, and selling common stock through private sales and warrant exercise incentives. In addition, the Company expects that it will obtain licensing arrangements that provide for up-front cash fees for services relating to those engagements. As of March 15, 2001, the Company had received commitments for approximately $170,000 on the sales of stock through private sales and warrant exercises since January 1, 2001. The Company is currently working with various finders to raise capital from angel investors, venture capital or institutional sources, but current stock market conditions for emerging technology stocks have made the timing and amount of capital availability very challenging for companies who do not have significant operating history. The Company is currently working with a financial advisory firm to establish a valuation analysis and research report. This report is expected to result in the formulation of a bridge financing package and follow-on private placement underwriting for approximately $3 million of common stock to help meet the Company's longer-term liquidity needs.

There can be no assurance that these debt or equity private placements and other cash generated from operations will be completed and/or that the Company will be able to obtain financing on terms acceptable to the Company. The sale of additional equity or convertible debt securities will result in additional dilution to the Company's stockholders. Therefore, the Company may be forced to curtail its operations and scale back its business plan.

The Company's cash position at December 31, 2000 was $992, a decrease of $17,449 from $18,441 at December 31, 1999. During the twelve months ended December 31, 2000, net cash used in operating activities was $735,416 primarily due to the net loss of $1,092,133.

Net cash from financing activities of $744,134 in the twelve months ended December 31, 2000 consisted primarily of net proceeds of $675,000 from the sale of common stock.


ITEM 7: Financial Statements

                                                                  PAGE
                                                                  ----

Report of Independent Public Accountants                           F-2

Financial Statements:
  Balance Sheets                                                   F-3
  Statements of Operations                                         F-4
  Statements of Stockholders' Equity (Deficit)                     F-5
  Statements of Cash Flows                                         F-6
  Notes to Financial Statements                                    F-7

ITEM 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In May 2000, the Company's board of directors retained McGladrey & Pullen, LLP as its independent accountants and dismissed Arthur B. Carlson III as accountants for PageLab Network, Inc.

During the period Arthur B. Carlson III was retained, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which would have caused them to make reference to the subject matter in connection with their reports. No accountants report prepared by the former auditor on the Company's financial statements since inception of the company contained an adverse opinion or disclaimer of opinion or was modified as to uncertainty, audit scope or accounting principles. Arthur B. Carlson III furnished us with a letter addressed to the Securities and Exchange Commission stating that it agreed with the above statements. A copy of the letter, dated May 10, 2000, is filed as
Exhibit 16 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 10, 2000.

      Prior to engaging McGladrey & Pullen, LLP, neither the Company nor anyone acting on its behalf consulted with McGladrey & Pullen, LLP regarding the application of accounting principles to any specific transaction or the type of audit opinion that might be rendered on the Company's financial statements.


                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

                                   MANAGEMENT

          The executive officers and Directors of the Company are as follows:


Name                           Age        Position
----                           ---        --------
Andrew D. Hyder                 34        Chief Executive Officer,
                                          President and Director

Elroy E. Erie                   60        Chairman of The Board

Richard Kling                   61        Director *

Steven R. Anderson              52        Director

John J. Brand                   44        Chief Financial Officer

-------------------
* Denotes chairman of the audit committee.

Directors are elected for an indefinite term not to exceed five years, expiring at the annual shareholders' meeting next held after their election and until their successors are elected and qualified. Officers are appointed by the Board of Directors and serve at its discretion.

Andrew D. Hyder has been the President and Chief Executive Officer and a Director since October 1999. Prior to August 2000, Mr. Hyder also served as Chairman of the Board. Mr. Hyder was the founder and principal of InteractiveHost, a web development, hosting and search engine positioning company from 1994 to 1998. Beginning in January 1999, he was employed by Commission Junction through the end of May 1999, when he formed PageLab Network.

Elroy E. Erie has been a Director of the Company since April 2000. He became Chairman of the Board in August 2000. Mr. Erie has served as the CEO and senior advisor in a management consulting firm, Applied Venture Services, Inc. since 1993. Mr. Erie also serves as a consultant and on the Board of Directors of Certified Diabetic Services, Inc., a reporting company headquartered in Naples, FL.

Richard A. Kling has been a Director of the Company since October 1999. Mr. Kling has operated a private consulting practice, Kling and Associates, from 1994 to the present.

Steven R. Anderson has been a Director of the Company since August 2000. Mr. Anderson serves as the President and Chief Executive Officer of Adhesive Systems Technology, Inc., a privately-held corporation headquartered in Minneapolis, MN.

John J. Brand has been the Company's Chief Financial Officer since February 2000. Mr. Brand served as a Network Services division controller for Comdisco, Inc. from 1995 through March 1999. Mr. Brand served as the President and CFO and a Director of PowerBanc Corporation from April 1999 until joining PageLab Network.


Section (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors, and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers, directors and holders of 10% or more of the Company's Common Stock, the Company believes that its executive officers, directors and 10% shareholders complied with all Section 16(a) filing requirements applicable to them.

ITEM 10:  Executive Compensation

Summary Compensation Table

The following table sets forth the compensation awarded to or earned in certain fiscal years by the Company's Chief Executive Officer the ("Named Executive Officer"). No other officer earned cash compensation in excess of $100,000 in fiscal 2000.


                                                                     Annual Compensation
                                                --------------------------------------------------------
     Name and                                                                                 All Other
     Principal Position                             Year         Salary         Bonus       Compensation
     ------------------                             ----         ------         -----       ------------
     Andrew D. Hyder                                2000         $ 59,800          -                 -
        Director, President and                     1999         $ 10,000          -                 -
         Chief Executive Officer                    1998            -              -                 -


Option grants

The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 2000 by the Company to the Named Executive Officer.

                                 Number of           Percent of total
                                 Securities          options granted
                            underlying options        to employees in
Name                              granted               fiscal year           Exercise Price         Expiration Date
----                        ------------------       -----------------        --------------         ---------------
Andrew D. Hyder                    20,000                  1.8%                   $1.00                  9/15/05
                                   5,100                    .5%                    1.00                  9/15/05
                                   73,500                  6.7%                    1.00                  9/15/05



The following table provides information concerning the value of unexercised options at December 31, 2000 for the Named Executive Officer:

                                                      Number of Securities                 Value of Unexercised
                                                     Underlying Unexercised               In-the-Money Options
                                                     Options at End of 2000                 at End of 2000 (1)
                                                ---------------------------------     -------------------------------
                   Shares
                 acquired on    Value
Name              exercise     Realized          Exercisable        Unexercisable     Exercisable       Unexercisable
----             -----------   --------          -----------        -------------     -----------       -------------
Andrew D. Hyder                                    398,600                -               $108,750               -

---------------------
(1) Value based on the difference between the average bid and ask prices of the Company's Common Stock as reported by the Over the Counter Bulletin Board on March 20, 2001 and the option exercise price per share multiplied by the number of shares subject to the option.

Compensation of Directors

Directors currently do not receive any cash compensation from the Company for providing services or attending meetings of the Board of Directors. During September 2000, the non-employee directors received the following stock option grants with regard to their services on the board: Mr. Erie 73,500 shares; Mr. Kling 31,500; and Mr. Anderson 31,500. These options were granted with an exercise price of $1.00 and expire in five years.

Employment Agreements

Mr. Hyder entered into an employment agreement with the Company in October 1999 that provides for a term of employment for not less than five years, after which time it shall be terminable by either Mr. Hyder or the Company upon ninety days' notice. Under the terms of his employment agreement, Mr. Hyder assumed the position of President and Chief Executive Officer of the Company and is entitled to receive a salary and to participate in the Company's benefits. Effective for fiscal year 2000, Mr. Hyder is eligible for an incentive bonus compensation payment of up to two percent of the Company's pretax profits. If the Company for other than Good Cause terminates Mr. Hyder after five years of employment, the Company will pay Mr. Hyder severance equal to thirty-six months' salary and benefits. In his employment agreement Mr. Hyder has agreed that during his employment and for one year following termination of his employment with the Company he will not directly or indirectly engage in any business activity that is competitive with any business of the Company or any business that is engaged in the development or production of products intended to compete with the Company, and for one year following termination will not solicit or assist anyone else in the solicitation of any of the Company's then-current employees or solicit any of the Company's then-current customers.

Stock Option Plan

The Company has adopted an stock option plan which authorizes a maximum of 2,500,000 shares that may be issued pursuant to the Plan. The Plan may be used for issuance of qualified and nonqualified stock options, restricted stock awards and stock appreciation rights. The Board of Directors may grant options to employees and consultants at their discretion. The issuance of options under the plan are more fully described in the notes to the financial statements. Any shares issued upon exercise of the options granted pursuant to the Plan have no registration rights unless specifically authorized by the Board of Directors.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

                            PRINCIPAL SHAREHOLDERS

The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of March 15, 2001 by: (i) each Director of the Company, (ii) the Named Executive Officer (iii) all Directors and executive officers of the Company as a group and (iv) each person or entity known by the Company to own beneficially more than five percent of the Company's Common Stock. The address of each of the following shareholders is the same as the Company.

                                      Amount and
                                       Nature of
Name and address of Beneficial        Beneficial          Percent of
Owner                                   owner              Class (1)
------------------------------       -----------          -----------
Andrew D. Hyder (2)                    4,567,100              37.4%
Elroy E. Erie (3)                        702,266               5.8%
Richard A. Kling (4)                     397,266               3.3%
Steven R. Anderson (5)                   311,500               2.6%
All Directors and Officers (6)         6,273,132              48.3%


(1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes generally voting power and/or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 20, 2001 ("Currently Exercisable Options") are deemed outstanding for computing the beneficial ownership percentage of the person holding such options but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, the persons named in the table above have the sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) Includes 25,000 shares held by Mr. Hyder's daughter, and includes 398,600 shares issuable pursuant to Currently Exercisable Options.

(3) Includes 440,766 shares held by Applied Venture Services, Inc., a company wholly-owned by Mr. Erie's wife, 211,500 shares issuable pursuant to Currently Exercisable Options, and 50,000 shares pursuant to Currently Exercisable Warrants.

(4) Includes 146,500 shares issuable pursuant to Currently Exercisable Options.

(5) Includes 65,000 shares held by Mr. Anderson's wife, 31,500 shares issuable pursuant to Currently Exercisable Options, and 65,000 shares pursuant to Currently Exercisable Warrants.

(6) Includes 270,000 shares issuable to officers not listed as named executive officers. Of the 270,000 shares, 260,000 shares are issuable pursuant to Currently Exercisable Options, and 10,000 shares pursuant to Currently Exercisable Warrants.


ITEM 12. Certain Relationships and Related Transactions

In October 1999, the Company amended its Articles of Incorporation to increase the authorized shares of the Company from 25,000,000 to 50,0000,000 shares, of which 40,000,00 shares have been designated as Common Stock and 10,000,000 are Undesignated.

In October 1999, the Company's principal shareholder, in a private transaction, agreed to acquire, for 5,666,665 shares, all issued and outstanding shares held by shareholders of PageLab Network, Inc. (a Nevada Sub S corporation). This included 1,000,000 shares held by Mr. Hyder, the founder of PageLab (Nevada) and 133,333 shares held by others. Upon completion of this transaction, Mr. Hyder, with 5,000,000 shares, became the Company's principal shareholder and its President, CEO and Chairman of the Board. The assets and liabilities of PageLab (Nevada) were then acquired by the Company.

Mr. Hyder has advanced in the form of 6% notes approximately $230,000 to the Company since its inception. A portion of these loans ($150,000) was used to purchase intellectual property from Commission Junction, Inc., located in Santa Barbara, CA. At December 31, 2000, this indebtedness, after repayments or other reductions during the course of 2000, was $138,248.

During October and November 2000, the Company received short-term cash loans of $10,000 and $20,000 from Mr. Brand and Mr. Anderson, respectively. These loans are due on demand and carry an interest rate of 12%.

During the period from October through December 2000, the Company sold 10% subordinated convertible notes to nine individuals totaling $54,000. These notes require interest payments on a quarterly basis over the nine-month term of the notes. The notes can be prepaid at the Company's option and are renewable at the holder's option for a consecutive nine-month term. The debentures include a conversion feature that allows the holder to convert the underlying note into shares of common stock at a price of $1.00 per share. Each debenture holder was provided one Class B warrant for each dollar invested entitling them to acquire one share of common stock for each $1.00 invested.


ITEM 13. Exhibits and Reports on Form 8-K


    (A) EXHIBITS.

     Exhibit No.                              Description                                   Page
     -----------                              -----------                                   ----
     3 (i)                 Articles of Incorporation, as amended                       *
     3 (ii)                Bylaws                                                      *
     10 (i)                Stock Option and Award Plan                                 Filed Herewith
     10 (ii)               Corporate Headquarters Lease                                Filed Herewith
     10 (iii)              Hyder Employment Agreement                                  Filed Herewith
     23                    Arthur B. Carlson III Auditors Consent                      Filed Herewith


      All 10-QSBs, 8-Ks and amendments, S-8s and 10-KSBs filed since 1999 are incorporated herein by reference.


      * Incorporated by reference to the exhibit previously filed on March 25, 2000 to Form 10SB.


         (B) REPORTS ON FORM 8-K .

         No reports on Form 8-K were filed during the fourth quarter of 2000.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.

PAGELAB NETWORK, INC.

Date:  March   , 2001

By: /s/ John J. Brand
    --------------------------------
    John J. Brand
    Chief Financial Officer


NAME                                                 TITLE
----                                                 -----
/s/ Andrew D. Hyder                                  President and Chief Executive
--------------------------------------------         Officer (Principal Executive Officer)
Andrew D. Hyder                                      And Director

/s/ John J. Brand                                    Chief Financial Officer
--------------------------------------------         (Principal Financial Officer)
John J. Brand

/s/ Steven R. Anderson                               Director
--------------------------------------------
Steven R. Anderson

/s/ Elroy E. Erie                                    Chairman of the Board
--------------------------------------------
Elroy E. Erie

/s/ Richard A. Kling                                 Director
--------------------------------------------
Richard A. Kling


CONTENTS
--------
INDEPENDENT AUDITOR'S REPORT                                                  F-2

FINANCIAL STATEMENTS

   Balance sheets                                                             F-3

   Statements of operations                                                   F-4

   Statements of stockholders' equity (deficit)                               F-5

   Statements of cash flows                                                   F-6

   Notes to financial statements                                       F-7 - F-13

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
PageLab Network, Inc.
Minneapolis, Minnesota

We have audited the accompanying balance sheet of PageLab Network, Inc., as of December 31, 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted the audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2000 financial statements referred to above present fairly, in all material respects, the financial position of PageLab Network, Inc., as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations and has a working capital deficit at December 31, 2000, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Minneapolis, Minnesota
March 5, 2001

PAGELAB NETWORK, INC.

BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

ASSETS                                                             2000                 1999
------                                                             ----                 ----
Current Assets
Cash                                                             $        992           $   18,441
Accounts receivable                                                     6,250                3,247
Prepaid expenses                                                        2,335                1,628
                                                                 ------------           ----------
TOTAL CURRENT ASSETS                                                    9,577               23,316

Property and Equipment, net (Note 3)                                   39,821               17,195
Other Assets                                                            7,300                    -
Intangibles, net                                                       96,239              235,034
                                                                 ------------           ----------
                                                                 $    152,937           $  275,545
                                                                 ============           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
12% demand notes payable to officers and directors               $     30,000           $        -
Current maturities of long-term debt (Note 4)                          96,237               36,879
Accounts payable                                                       68,740                9,035
Accrued expenses:
Payroll                                                                59,712                    -
Other                                                                  66,566                    -
                                                                 ------------           ----------
TOTAL CURRENT LIABILITIES                                             321,255               45,914
                                                                 ------------           ----------

Long-Term Debt, net of current maturities (Note 4)                     96,011              161,569
                                                                 ------------           ----------

Commitments and Contingencies (Note 8)

Stockholders' Equity (Deficit) (Notes 5 and 6)
 Common stock, no par or stated value; 40,000,000 shares
  authorized; 7,457,665 and 10,407,665 shares issued and
  outstanding in 2000 and 1999, respectively                        1,044,167              310,834
Accumulated deficit                                                (1,304,496)            (239,438)
Note receivable for common stock issuance                              (4,000)              (3,334)
                                                                 ------------           ----------
                                                                     (264,329)              68,062
                                                                 ------------           ----------
                                                                 $    152,937           $  275,545
                                                                 ============           ==========

See Notes to Financial Statements.

PAGELAB NETWORK, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                   2000                 1999
                                                                   ----                 ----
Revenues                                                      $    22,493            $  19,886
                                                              -----------            ---------
Expenses:
  Selling, general, and administrative                            820,478              137,234
  Research and development                                        288,887                3,330
                                                              -----------            ---------
                                                                1,109,365              140,564
                                                              -----------            ---------

OPERATING LOSS                                                 (1,086,872)            (120,678)
Other income (expense):
  Interest expense                                                 (9,485)              (1,260)
  Other                                                             4,224                    -
                                                              -----------            ---------
NET LOSS                                                     $ (1,092,133)          $ (121,938)
                                                             ============           ==========
Net loss per basic and diluted common share                  $      (0.11)          $    (0.02)
                                                             ============           ==========
Weighted-average number of common shares
  outstanding--basic and diluted                                9,554,290            6,103,500
                                                             ============           ==========

See Notes to Financial Statements.

PAGELAB NETWORK, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                                  Note
                                                      Common Stock                              Receivable       Stockholders'
                                                 ----------------------      Accumulated        for Common          Equity
                                                  Shares         Amount       (Deficit)       Stock Issuance       (Deficit)
                                                 --------       -------      -----------      --------------     -------------

Balance, December 31, 1998                        1,041,000    $  117,500   $  (117,500)     $        -         $        -
 Issuance of common stock                         6,041,665       178,334             -               -            178,334
 Conversion of bridge loan to common stock          375,000        75,000             -               -             75,000
 Reorganization cost                                              (60,000)            -               -            (60,000)
 Stock subscription note receivable                       -             -             -          (3,334)            (3,334)
 Net loss                                                 -             -      (121,938)              -           (121,938)
                                                 ----------    ----------   -----------      ----------        -----------
Balance, December 31, 1999                        7,457,665       310,834      (239,438)         (3,334)            68,062
 Issuance of common stock                         2,169,000       609,000             -               -            609,000
 Payment of note receivable                               -             -             -           3,334              3,334
 Compensation expense recorded on stock
  options                                                 -             -        27,075               -             27,075
 Issuance of common stock for payment of
  services                                            8,333         8,333             -               -              8,333
 Exercise of stock options and warrants             553,000       116,000             -               -            116,000
 Subscription notes receivable                            -             -             -          (4,000)            (4,000)
 Net loss                                                 -             -    (1,092,133)              -         (1,092,133)
                                                 ----------    ----------   -----------      ----------        -----------
Balance, December 31, 2000                       10,187,998    $1,044,167   $(1,304,496)     $   (4,000)       $  (264,329)
                                                 ==========    ==========   ===========      ==========        ===========


See Notes to Financial Statements.

PAGELAB NETWORK, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                   2000               1999
                                                                                   ----               ----
Cash Flows From Operating Activities
  Net loss                                                                     $ (1,092,133)       $ (121,938)
  Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                     57,783            18,169
   Gain on sale of property and equipment                                            (3,114)                -
   Loss on impairment of technology asset                                            91,667                 -
   Compensation expense for issuance of common stock options                         27,075                 -
   Service fees paid in common stock                                                  8,333                 -
   Changes in operating assets and liabilities:
     Accounts receivable                                                             (3,003)           (3,247)
     Prepaid expenses                                                                  (707)           (1,628)
     Other assets                                                                    (7,300)                -
     Accounts payable                                                                59,705             9,035
     Accrued expenses                                                               126,278                 -
                                                                               ------------        ----------
       NET CASH USED IN OPERATING ACTIVITIES                                       (735,416)          (99,609)
                                                                               ------------        ----------
Cash Flows From Investing Activities
 Purchase of property and equipment                                                 (27,174)          (18,141)
 Proceeds from sale of property and equipment                                          4,000                -
 Purchase of intangibles                                                             (2,993)           (2,257)
                                                                               ------------        ----------
       NET CASH USED IN INVESTING ACTIVITIES                                        (26,167)          (20,398)
                                                                               ------------        ----------
Cash Flows From Financing Activities
 Proceeds from issuance of common stock and warrants                                675,000            75,000
 Proceeds from notes payable                                                         84,000            75,000
 Proceeds from notes from stockholder                                                25,100            56,000
 Payments on stockholder notes                                                      (39,300)           (7,552)
 Increase on stock subscription note receivable                                        (666)                -
 Payment to stockholder in reorganization                                                 -           (60,000)
                                                                               ------------        ----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                    744,134           138,448
                                                                               ------------        ----------
       INCREASE (DECREASE) IN CASH                                                  (17,449)           18,441

Cash
 Beginning                                                                           18,441                 -
                                                                               ------------        ----------
 Ending                                                                        $        992        $   18,441
                                                                               ============        ==========
Supplemental Disclosures of Cash Flow Information
 Cash paid during the year for interest                                        $      6,628        $        -
                                                                               ============        ==========

Supplemental Disclosures of Noncash Investing and Financing Activities
 Long-term debt converted to common stock                                      $     50,000        $   75,000
 Note payable incurred for the purchase of property and equipment                     4,000                 -
 Long-term debt issued for intangibles                                                    -           150,000
Common stock issued for intangibles                                                       -           100,000
                                                                               ============        ==========

See Notes to Financial Statements.

PAGELAB NETWORK, INC.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 1.  NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF THE BUSINESS: PageLab Network, Inc. (the Company), has developed an artificial intelligence-based, next generation dialogue search engine, Subjex(TM). The Subjex(TM) engine is a licensable software application for on-site Web search, private databases, and wireless device infrastructures. In addition to the licensing capability, the Subjex.com Web portal provides the search tool free to Internet users, thereby demonstrating the dialogue capabilities of the Subjex(TM) engine and building a large transaction hub around e-commerce activity that occurs routinely via search engines.

MERGER OF BUSINESS: In November 1999, a plan of acquisition was arranged between Imcro, Inc., and a private operating company, PageLab Network, Inc., a Nevada corporation. Imcro, Inc., had not engaged in operating activities in the last three fiscal years. The financial statements for 1999 include the accounts of PageLab Network, Inc., since its inception of operating activities in July 1999.

A summary of the Company's significant accounting policies follows:

REVENUE RECOGNITION: In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes some of the staff's interpretation of the application of the generally accepted accounting principles to revenue recognition. The Company has adopted SAB No. 101. Management believes the adoption of SAB No. 101 has had no affect on its financial statements.

Revenue from the sales of software licenses is recognized upon shipment of the software to the customer. Service and maintenance revenue includes fees for custom development services, consulting, and support and maintenance services. The Company bills each customer for maintenance prior to the beginning of the contract period and recognizes revenue ratably over the life of that contract. Revenue related to development and consulting services is recognized using the percentage-of-completion method.

CASH: The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided on a straight-line method over estimated useful lives of five years for equipment and over the lease term for leasehold improvements.

INTANGIBLES: Intangibles consist primarily of software and related technology used by the Company in its business activities. The technology was originally developed by the president of the Company. The technology was transferred to PageLab in July 1999 in exchange for notes and stock as a part of an asset purchase agreement. The Company has valued the intangibles based on the president's reacquisition cost of the technology from a previous employer. The basic rights are being amortized over five years, while certain protected assets are amortized over 20 years.

The Company has also registered a number of trademarks and domain names, which it uses both in marketing and in the Internet presentation of its product. Domain names are subject to annual renewal and are treated as expenses, though with renewal and development of recognition, future benefits may be realized.

PAGELAB NETWORK, INC.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 1.  NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS: The Company evaluates the carrying value of its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. To date, management has established a provision for the impairment of its technology assets in the event sufficient revenues do not materialize in the near future.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair values of the Company's demand notes payable, note payable to bank, and long-term debt are estimated based on interest rates for the same or similar debt having the same or similar remaining maturities with similar risk and collateral requirements. The estimated fair values of notes payable and long-term debt was approximately $111,000 and $162,000 as of December 31, 2000 and 1999, respectively.

RESEARCH AND DEVELOPMENT: Research and development costs, whether performed by the Company or by outside parties under contract, are charged to operations as incurred.

BASIC AND DILUTED NET LOSS PER SHARE: Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments, unless their effect is antidilutive, thereby reducing the loss or increasing the income per common share.

The Company has granted options and warrants to purchase shares of common stock at various amounts per share (see Note 6). Those options and warrants were not included in the computation of diluted earnings per share because the Company incurred losses in both years. The inclusion of potential common shares in the calculation of diluted loss per share would have an antidilutive effect. Therefore, basic and diluted loss per share amounts are the same in each period presented.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2.  BASIS OF PRESENTATION

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred net losses of $1,092,133 and $121,938, and has used cash to finance operating activities of $735,416 and $99,609 for the years ended December 31, 2000 and 1999, respectively. In addition, as of December 31, 2000, the Company had a deficiency in working capital of $311,678, an accumulated deficit of $1,304,496, and a stockholders' deficit of $264,329.

These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's working capital requirements for 2000 were met by the issuance of common stock and exercise of warrants of $675,000 and the receipt of $84,000 in bridge financing.

PAGELAB NETWORK, INC.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 2.  BASIS OF PRESENTATION (CONTINUED)

Management's plans include (a) obtaining additional capital through private and public financings and (b) obtaining licensing arrangements that provide for up-front cash fees. There is no assurance that management's plans can be successfully accomplished.

NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

                                                        2000               1999
                                                        ----               ----

Office and computer equipment                         $  44,134          $  16,960
Leasehold improvements                                        -              1,181
Vehicles                                                  4,000                  -
                                                      ---------          ---------
                                                         48,134             18,141

Accumulated depreciation                                 (8,313)              (946)
                                                      ---------          ---------
                                                      $  39,821          $  17,195
                                                      =========          =========


NOTE 4.  LONG-TERM DEBT

Long-term debt consisted of the following at December 31:

                                                                                       2000               1999
                                                                                       ----               ----
6% note payable to majority stockholder, payable in monthly installments of
 $2,915, including interest, to April 1, 2004,
 unsecured                                                                            $ 114,906          $ 148,563
6% note payable to majority stockholder, payable in full,
 including interest, on September 1, 2003, unsecured                                     20,000                  -
10% subordinated convertible notes, payable in quarterly interest- only payments, with principal due at various dates through
 December 2001, unsecured (a)                                                            54,000                  -
Other                                                                                     3,342             49,885
                                                                                      ---------          ---------
                                                                                        192,248            198,448


Less current maturities                                                                 (96,237)           (36,879)
                                                                                      ---------          ---------
                                                                                      $  96,011          $ 161,569
                                                                                      =========          =========


(a) The holders of these notes have the right to convert each dollar of unpaid principal to one share of common stock. As additional incentive, the Company also granted warrants to purchase 54,000 shares of the Company's common stock for $1.00 per share. These warrants are immediately exercisable and expire December 31, 2002. The value ascribed to these warrants was nominal using the Black-Scholes option pricing model.

PAGELAB NETWORK, INC.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 4.   LONG-TERM DEBT (CONTINUED)

Approximate maturities of long-term debt are as follows:

Years ending December 31:
-------------------------
2001                                       $  96,000
2002                                          31,000
2003                                          53,000
2004                                          12,000
                                           ----------
                                           $ 192,000
                                           ==========

NOTE 5.  COMMON STOCK

In connection with the November 1999 reverse acquisition of Imcro, Inc. by PageLab Network, Inc., the recapitalization of the Company includes common stock issued to the previous stockholders of Imcro, Inc., in exchange for its net assets. The majority stockholder of Imcro, Inc., received $60,000 under a plan of reorganization. The reorganization also called for the authorization of 2,700,000 shares to be used for stock subscriptions in conjunction with an exempt offering of common stock and the bridge loan conversion. At December 31, 1999, the Company had issued 750,000 of these shares. During 2000, the remaining 1,950,000 shares of common stock were subscribed through accredited investors, resulting in additional capital of $390,000.

As a part of the exempt offering of common stock which took place in December 1999 and January 2000, the Company agreed to issue warrants to purchase 1,190,000 shares of common stock at $0.20 per share expiring June 30, 2001.

The number of authorized shares of capital stock is 50,000,000 shares. Of this amount, 40,000,000 shares have been designated as common stock.

NOTE 6.  STOCK OPTIONS AND WARRANTS

STOCK OPTIONS: During 1999, the Company adopted the PageLab Network, Inc. Stock Option and Stock Award Plan (the Plan). The Plan permits the granting of "incentive stock options" meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options, which do not meet the requirements of Section 422. A total of 2,500,000 shares have been reserved under the Plan through the period ending December 31, 2001. All options will be granted at an exercise price not less than the fair market value of the common stock on the grant date according to the plan provisions. The options granted to participants owning more than 10 percent of the Company's outstanding voting stock must be granted at an exercise price not less than 110 percent of fair market value of the common stock on that date. The options shall expire on the date determined by the Board of Directors, but not greater than 10 years from the grant date.

PAGELAB NETWORK, INC.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 6.       STOCK OPTIONS AND WARRANTS (CONTINUED)

Grants under that Plan are accounted for following APB Opinion No. 25 and related interpretations. Compensation costs for options granted to nonemployees accounted for following FASB Statement No. 123 of $27,075 were charged to expense for such stock option grants for the year ended December 31, 2000. Had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair value of awards (the method described in FASB Statement No. 123), reported net loss and basic and diluted loss per common share on a pro forma basis would have been as shown below:


                                                            2000                1999
                                                            ----                ----
Net loss:
  As reported                                            $(1,092,133)         $(121,938)
  Pro forma                                               (1,306,147)          (159,509)
Basic and diluted loss per share:
  As reported                                                  (0.11)             (0.02)
  Pro forma                                                    (0.14)             (0.03)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected dividend yield                                                  -
Expected stock price volatility                                         20%
Risk-free interest rate                                          5.01-5.20%
Expected life of options                                          2-3 years

A summary of outstanding options under the Plan is as follows:

                                                                2000                               1999
                                                    ----------------------------       ----------------------------
                                                                     Weighted-                          Weighted-
                                                                      Average                            Average
                                                      Shares      Exercise Price         Shares      Exercise Price
                                                    ----------    --------------       ---------     --------------
Outstanding at beginning of period                    1,200,000       $    0.20                 -       $      -
  Granted                                             1,088,970            0.75         1,200,000           0.20
  Exercised                                             (30,000)           0.20                 -              -
  Cancelled                                            (250,000)           0.20                 -              -
                                                     ----------       ---------         ---------       --------
Outstanding at end of period                          2,008,970       $    0.50         1,200,000       $   0.20
                                                     ==========       =========         =========       ========
Weight-average fair value of options
granted during the year                                               $    0.15                         $   0.04


PAGELAB NETWORK, INC.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 6.    STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes information about stock options outstanding at December 31, 2000:

                                          Options Outstanding                             Options Exercisable
                               ----------------------------------------------     --------------------------------
                                                  Weighted-
                                   Number          Average                             Number
                               Outstanding at     Remaining        Weighted-       Exercisable at     Weighted-
Range of                        December 31,     Contractual        Average         December 31,       Average
Exercise Prices                     2000         Life (Years)   Exercise Price          2000       Exercise Price
---------------                --------------    ------------   --------------    ---------------  ---------------
$0.20-$0.22                       1,267,530          4.90         $    0.20           1,032,530        $  0.21

$1.00-$1.10                         741,440          4.55              1.01             486,440           1.02
                                  ---------          ----         ---------           ---------      ---------
                                  2,008,970          4.77         $    0.50           1,518,970      $    0.47
                                  =========          ====         =========           =========      =========



There were 1,200,000 options exercisable at December 31, 1999, with a weighted-average exercise price of $0.20.

WARRANTS: The Company has issued warrants in conjunction with various debt and equity transactions. A summary of warrant activity for the years ended December 31, 2000 and 1999, is as follows:

                                                               2000                                1999
                                                    -----------------------------      --------------------------------
                                                                   Weighted-                             Weighted-
                                                                    Average                               Average
                                                     Shares       Exercise Price         Shares         Exercise Price
                                                    --------     ---------------       ---------        ---------------

Outstanding at beginning of period                    445,000      $    0.20                   -           $      -
Granted                                             1,541,000           0.61             445,000               0.20
Exercised                                            (523,000)          0.21                   -                  -
                                                    ---------      ---------             -------           --------
Outstanding at end of period                        1,463,000      $    0.63             445,000           $   0.20
                                                    =========      =========             =======           ========

NOTE 7.  INCOME TAXES

No provision for income taxes has been recorded for the years ended December 31, 2000 and 1999, as the Company incurred losses, and it is uncertain whether the Company will realize any benefit from those losses.

At December 31, 2000, the Company had net operating loss carryforwards in the approximate amount of $1,000,000, which expire in 2015. Deferred tax assets are subject to assessment of their realization through reduction of future tax obligations. This assessment considers the likelihood of future profitability and limitations that restrict the utilization of net operating loss carryforwards. For purposes of the 2000 financial statements, a valuation allowance of $400,000 has been estimated to offset the related deferred tax benefits.

NOTE 8.  LEASE COMMITMENT

The Company leases office space under a noncancelable operating lease expiring in May 2003. Future minimum lease payments are approximately $20,800 annually through 2002 and approximately $8,700 in 2003. Rent expense was approximately $28,000 and $5,000 for 2000 and 1999, respectively.

PAGELAB NETWORK, INC.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 9.   SUBSEQUENT EVENTS

In February 2001, the Company's Board of Directors authorized the use of 1,500,000 shares to be issued to third parties as payment for services. Through March 1, 2001, the Company has issued 1,436,400 shares in exchange for consulting, advertising and investor relation services.