Form 10QSB
period 2001-03-31
PAGELAB NETWORK INC
filed 2001-06-04
CIK 1107699

================================================================================


                     U. S. Securities & Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


       [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

       [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
             ACT OF 1934

                For the transition period from _______ to _______


                         Commission file Number 0-29711


                              PageLab Network, Inc.
                      -------------------------------------
                      (Exact name of small business issuer)

             Minnesota                            41-1596056
     ------------------------          ----------------------------------
     (State of incorporation)          IRS Employer Identification number

                43 Main St SE, Suite #508, Minneapolis, MN 55414
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (612) 362-9224
                         -------------------------------
                         (Registrant's telephone number)

          Check whether the issuer (1) filed all reports required to be filed by
          Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


          The number of shares outstanding of each of the registrant's classes of capital stock, as of March 31, 2001 :

          Common Stock, no par value, 11,783,397 shares.


================================================================================

PageLab Network, Inc.
Index




                          PART I. FINANCIAL INFORMATION

                                                                                     Page
                                                                                     ----
ITEM 1.   FINANCIAL STATEMENTS

             Balance Sheets -
                 March 31, 2001 and  March 31, 2000                                   3

             Statements of Operations -                                               4
                 Three months ended March 31, 2001  and 2000

             Statements of Stockholders' Equity -
                 Three months ended March 31, 2001 -Dec 31, 1998, through 2000        5

             Statements of Cash Flows  -                                              6
                  Three months ended March 31, 2001 and 2000

             Notes to Financial Statements - March 31, 2001                           7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                           7
          CONDITION AND RESULTS OF OPERATIONS


                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                           8

ITEM 2.   CHANGE IN SECURITIES AND USE OF PROCEEDS                                    8

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                             8

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         8

ITEM 5.   OTHER INFORMATION                                                           8

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                            8

SIGNATURES                                                                            9

                              PAGELAB NETWORK, INC.

                                 BALANCE SHEETS





                                                                    MARCH 31,          MARCH 31,
                                                                      2001                2000
                                                                ----------------     --------------
                                                                  (UNAUDITED)
                              ASSETS
CURRENT ASSETS
      Cash                                                       $           331     $      168,402
      Accounts receivable                                                  5,500                  0
      Prepaid expenses                                                     6,000                734
                                                                 ---------------     --------------
         Total current assets                                             11,831            169,136

PROPERTY AND EQUIPMENT, NET                                               35,123             21,878

INTANGIBLES, NET                                                         184,050            223,044
                                                                 ---------------     --------------

TOTAL ASSETS                                                     $       231,004     $      414,058
                                                                 ===============     ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts Payable                                           $        95,501     $       41,525
      Accrued Payroll                                                     74,948                  0
      Accrued Interest                                                     3,746                  0
      Other                                                              211,773
      Current portion of long-term debt                                   50,684             27,900
                                                                 ---------------     --------------
                                                                         436,652             69,425

LONG-TERM DEBT NET OF CURRENT                                             83,204            113,420

STOCKHOLDERS' EQUITY
      Common Stock, 40,000,000 shares authorized;
         no par or stated value                                        2,219,749            723,132
      Stock Compensation Accrued                                          27,075                  0
      Accumulated deficit                                        $    (2,535,676)    $      (491,919)
                                                                 ---------------     ---------------
TOTAL  EQUITY                                                    $      (288,852)    $       231,213
                                                                 ---------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $       231,004     $       414,058
                                                                 ===============     ===============


      See Accompanying Notes to Financial Statements

                              PAGELAB NETWORK, INC.

                             STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                              -------------------------------------
                                                                    2001                 2000
                                                              ----------------    -----------------
REVENUES                                                      $          1,000    $           1,809

COSTS AND EXPENSES
      Cost of revenues earned                                            8,251               14,568
      Selling, general and administrative                              238,070              154,668
      Research and development                                          71,278               83,419
                                                              ----------------    -----------------
         Total Costs and Expenses                                      309,348              252,655
                                                              ----------------    -----------------
OPERATION INCOME (LOSS)                                       $       (316,599)   $        (250,846)

OTHER INCOME (EXPENSE)
      Interest expense                                        $         (2,069)   $          (2,437)
      Interest income                                                        0                  802
                                                              ----------------    -----------------

NET LOSS                                                      $       (318,668)   $        (252,481)
                                                              ================    =================


WEIGHTED AVERAGE SHARES OUTSTANDING                                 11,783,397            8,757,535
                                                              ================    =================

EARNINGS PER SHARE                                            $          (0.03)   $           (0.03)
                                                              ================    =================

                              PAGELAB NETWORK, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                     AUDITED

                                                            SHARES OF              COMMON
                                                          COMMON STOCK              STOCK            ACCUMULATED
                                                           OUTSTANDING             AMOUNT $           (DEFICIT)
                                                       -------------------   ------------------ -------------------
BALANCE, DECEMBER 31, 1998                                       1,041,000     $        117,500   $        (117,500)
Issuance of common stock                                         6,041,665              178,334
Conversion of bridge loan to common stock                          375,000               75,000
Reorganization costs                                                           $        (60,000)
Stock subscription note receivable
Net Loss                                                                                          $        (121,938)
                                                       -------------------   ------------------ -------------------
BALANCE, DECEMBER 31, 1999                                       7,457,665     $        310,834   $        (239,438)
Issuance of common stock                                         2,169,000              609,000
Payment of note receivable
Compensation expense recorded on stock
    option                                                                                                   27,075
Issuance of common stock for payment of
    services                                                         8,333                8,333
Exercise of stock options and warrants                             553,000              116,000
Stock subscription note receivable
Net Loss                                                                                          $      (1,092,133)
                                                       -------------------   ------------------ -------------------
BALANCE, DECEMBER 31, 2000                                      10,187,998     $      1,044,167   $      (1,304,496)
                 THE FOLLOWING IS UNAUDITED
Issuance of common stock                                            63,500               62,700
Issuance of common stock for payments of
    services and incentives                                      1,457,233            1,002,217
Exercise of stock options and warrants                              74,666               31,333
Stock subscription note receivable
Warrant exercise note receivable
Net Loss                                                                                          $        (318,668)
                                                       -------------------   ------------------ -------------------
BALANCE, MARCH 31, 2001                                         11,783,397            2,140,417          (1,623,164)




                                                 NOTES RECEIVABLE          TOTAL
                                                   FOR COMMON           STOCKHOLDERS'
                                                  STOCK ISSUANCE           EQUITY
                                              ---------------------  -----------------
BALANCE, DECEMBER 31, 1998                      $                --    $            --
Issuance of common stock                                                       178,334
Conversion of bridge loan to common stock                                       75,000
Reorganization costs                                                   $       (60,000)
Stock subscription note receivable              $            (3,334)   $        (3,334)
Net Loss                                                               $      (121,938)
                                              ---------------------  -----------------
BALANCE, DECEMBER 31, 1999                      $            (3,334)            68,062
Issuance of common stock                                                       609,000
Payment of note receivable                                    3,334              3,334
Compensation expense recorded on stock
    option                                                                      27,075
Issuance of common stock for payment of
    services                                                                     8,333
Exercise of stock options and warrants                                         116,000
Stock subscription note receivable              $            (4,000)   $        (4,000)
Net Loss                                                               $    (1,092,133)
                                              ---------------------  -----------------
BALANCE, DECEMBER 31, 2000                      $            (4,000)   $      (264,329)
                 THE FOLLOWING IS UNAUDITED
Issuance of common stock                                                        62,700
Issuance of common stock for payments of
    services and incentives                                                  1,002,217
Exercise of stock options and warrants                                          31,333
Stock subscription note receivable              $           (50,000)   $       (50,000)
Warrant exercise note receivable                $           (30,000)   $       (30,000)
Net Loss                                                               $      (318,668)
                                              ---------------------  -----------------
BALANCE, MARCH 31, 2001                                     (84,000)           433,253

                              PAGELAB NETWORK, INC.

                            STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                             -------------------------------------
                                                                                   2001                 2000
                                                                             -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net  Loss                                                              $        (318,668)  $        (252,481)
      Adjustments required to reconcile net loss to
          net cash required by operating activities:
          Depreciation and amortization                                                 12,323              13,373
          Stock-based compensation expense                                               3,500              22,298
          (Increase) decrease in:
             Accounts receivable                                                         5,500               3,247
             Prepaid Expenses                                                            6,000                 894
          Increase (decrease) in:
             Accounts Payable                                                           95,501              32,490
             Accrued other expenses                                                    105,722
                                                                             -----------------   -----------------
      NET CASH USED IN OPERATIONS                                            $         (90,122)  $        (180,179)
                                                                             -----------------   -----------------

CASH FLOWS FROM INVESTING  ACTIVITIES
      Purchase of property and equipment                                                (4,500)             (5,741)
      Stollen property insurance                                                         4,287
      Purchase of intangibles                                                                0                (325)
                                                                             -----------------   -----------------
      Net Cash Used in Investing activities                                               (213)             (6,066)
                                                                             -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of common stock and warrants                               94,033             343,334
      Reduction in long-term debt                                                       (4,359)             (7,128)
                                                                             -----------------   -----------------
      Net Cash Provided by Financing Activities                                         89,674             336,206
                                                                             -----------------   -----------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                     (661)            149,961
BEGINNING CASH BALANCE                                                                     992              18,441
                                                                             -----------------   -----------------
      ENDING CASH BALANCE                                                                  331             168,402
                                                                             =================   =================


NON-CASH TRANSACTIONS:
      Long-term Debt converted to common stock                                               0   $          50,000
      Issuance of Common stock for payments of services                      $       1,002,217                   0

PageLab Network, Inc.
NOTES TO FINANCIAL STATEMENTS




                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements for the year ended December 31, 2000 included in the Company's Form 10SB registration statement. In the opinion of management, the interim condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

Earnings per share is computed using the weighted average shares of common stock outstanding during the period as reduced by the shares held by the Company in an Investment Account. Options and warrants are anti-dilutive and were excluded from the calculation.




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2001

The Company's purpose is to enable e-commerce merchants to gain market share on the web by obtaining ideal Internet customer traffic in a cost-effective manner. This is accomplished by focusing on search engine technologies and expert services that, on one hand, allows Internet users to receive highly relevant search results through dialogue, while on the other hand, providing e-commerce merchants with visibility and affiliations that help gain market share on the web.

As a result of the Company's decision to improve its core technology, the revenue stream from merchant advertising fees has decreased. The Company expects that the technology improvements that have been completed during the quarter ending June 30, 2000 will result in an increase in revenue. Research and development costs include internal and subcontracted expenses to perform the core technology improvements, as well as the development of a proprietary search engine called Subjex(TM). Subjex(TM) was released in the quarter ending June 30, 2000.

Selling, general and administrative expenses for the quarter ended March 31, 2001 include approximately $100,000 of consulting and professional fees associated with the private sale of common stock and the filing of a Form 10SB registration statement with the Securities and Exchange Commission.

As a result of the private placement offering, and warrant exercise the Company had sufficient working capital through the first quarter 2001. The Company is currently seeking an additional $1.5 million of equity financing from private investors for purposes of additional working capital. The Company is aggressively going after revenues in the form of License of the Subjex(TM) brain.

                           PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 2 - Changes in Securities and Use of Proceeds

In February 2001, the Company completed the sale of Common Stock in conjunction with a private placement offering. The total shares and money raised in conjunction with this offering, which originated in January 2001, was 63,500 shares and $52,700, respectively. Exercise of stock options and warrants accounted for 74,666 shares and $31,333, respectively.

Item 3 - Defaults on Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.


Item 6 - Exhibits and Reports on Form 8-K

None

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             PageLab Network, Inc.
             (registrant)

              /s/ Andrew D. Hyder
              ----------------------------------
              Andrew D. Hyder, President and CEO


              /s/ Sharon Hyder
              --------------------------------------------
              Sharon Hyder, acting Chief Financial Officer