Form 10QSB/A
period 2001-03-31
PAGELAB NETWORK INC
filed 2001-07-17
CIK 1107699

================================================================================


                     U. S. Securities & Exchange Commission
                             Washington, D.C. 20549



                                 FORM 10-QSB/A



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


                            (UNAUDITED OR REVIEWED)


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
                                                              ================    =================

                              PAGELAB NETWORK, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                     AUDITED


                                                            SHARES OF              COMMON
                                                          COMMON STOCK              STOCK            ACCUMULATED
                                                           OUTSTANDING             AMOUNT $           (DEFICIT)
                                                       -------------------   ------------------ -------------------
BALANCE, DECEMBER 31, 1998                                       1,041,000     $        117,500   $        (117,500)
Issuance of common stock                                         6,041,665              178,334
Conversion of bridge loan to common stock                          375,000               75,000
Reorganization costs                                                           $        (60,000)
Stock subscription note receivable
Net Loss                                                                                          $        (121,938)
                                                       -------------------   ------------------ -------------------
BALANCE, DECEMBER 31, 1999                                       7,457,665     $        310,834   $        (239,438)
Issuance of common stock                                         2,169,000              609,000
Payment of note receivable
Compensation expense recorded on stock
    option                                                                                                   27,075
Issuance of common stock for payment of
    services                                                         8,333                8,333
Exercise of stock options and warrants                             553,000              116,000
Stock subscription note receivable
Net Loss                                                                                          $      (1,092,133)
                                                       -------------------   ------------------ -------------------
BALANCE, DECEMBER 31, 2000                                      10,187,998     $      1,044,167   $      (1,304,496)
                 THE FOLLOWING IS UNAUDITED
                  OR REVIEWED
Issuance of common stock                                            63,500               62,700
Issuance of common stock for payments of
    services and incentives                                      1,457,233            1,002,217
Exercise of stock options and warrants                              74,666               31,333
Stock subscription note receivable
Warrant exercise note receivable
Net Loss                                                                                          $        (318,668)
                                                       -------------------   ------------------ -------------------
BALANCE, MARCH 31, 2001                                         11,783,397            2,140,417          (1,623,164)






                                                 NOTES RECEIVABLE          TOTAL
                                                   FOR COMMON           STOCKHOLDERS'
                                                  STOCK ISSUANCE           EQUITY
                                              ---------------------  -----------------
BALANCE, DECEMBER 31, 1998                      $                --    $            --
Issuance of common stock                                                       178,334
Conversion of bridge loan to common stock                                       75,000
Reorganization costs                                                   $       (60,000)
Stock subscription note receivable              $            (3,334)   $        (3,334)
Net Loss                                                               $      (121,938)
                                              ---------------------  -----------------
BALANCE, DECEMBER 31, 1999                      $            (3,334)            68,062
Issuance of common stock                                                       609,000
Payment of note receivable                                    3,334              3,334
Compensation expense recorded on stock
    option                                                                      27,075
Issuance of common stock for payment of
    services                                                                     8,333
Exercise of stock options and warrants                                         116,000
Stock subscription note receivable              $            (4,000)   $        (4,000)
Net Loss                                                               $    (1,092,133)
                                              ---------------------  -----------------
BALANCE, DECEMBER 31, 2000                      $            (4,000)   $      (264,329)
                 THE FOLLOWING IS UNAUDITED
                  OR REVIEWED
Issuance of common stock                                                        62,700
Issuance of common stock for payments of
    services and incentives                                                  1,002,217
Exercise of stock options and warrants                                          31,333
Stock subscription note receivable              $           (50,000)   $       (50,000)
Warrant exercise note receivable                $           (30,000)   $       (30,000)
Net Loss                                                               $      (318,668)
                                              ---------------------  -----------------
BALANCE, MARCH 31, 2001                                     (84,000)           433,253

                              PAGELAB NETWORK, INC.

                            STATEMENTS OF CASH FLOWS


                            (unaudited or reviewed)


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

PageLab Network, Inc.
NOTES TO FINANCIAL STATEMENTS





                            (UNAUDITED OR REVIEWED)


NOTE 1.  BASIS OF PRESENTATION


The accompanying unaudited or reviewed condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements for the year ended December 31, 2000 included in the Company's Form 10SB registration statement. In the opinion of management, the interim condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for interim periods presented. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.


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