Form 10QSB
period 2001-06-30
PAGELAB NETWORK INC
filed 2001-08-14
CIK 1107699

================================================================================


                     U. S. Securities & Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
        ACT OF 1934

                For the transition period from _______ to _______


                         Commission file Number 0-29711
                                                -------

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

     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X ] NO [ ]


     The number of shares outstanding of each of the registrant's classes of capital stock, as of June 30, 2001 :

                 Common Stock, no par value, 11,325,826 shares.


================================================================================

PageLab Network, Inc.
Index



                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                                                                                   Page
                                                                                    ----
             Balance Sheets -
                 March 31, 2001 and  June 30, 2001                                    3

             Statements of Operations -                                               4
                 Three months ended March 31, 2001  and June 30, 2001

             Statements of Stockholders' Equity - 5 Three months ended June,
                 2001 (Dec 31, 1998, through June 30, 2001

             Statements of Cash Flows  -                                              6
                  Three months ended March 31, 2001 and June 30, 2001

             Note 1.  to Financial Statements - June 30, 2001                         7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                         7
                  CONDITION AND RESULTS OF OPERATIONS

             Note  2.  To Management's Discussion                                     9

                          PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                                        10

ITEM 2.     CHANGE IN SECURITIES AND USE OF PROCEEDS                                 10

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                          10

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      10

ITEM 5.     OTHER INFORMATION                                                        10

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                         10

SIGNATURES                                                                           11

                              PAGELAB NETWORK, INC.

                                 BALANCE SHEETS


                               ASSETS
                                                                      MARCH 31,          JUNE 30,
                                                                        2001                2001
                                                                    ------------        -----------
                                                                     (UNAUDITED)        (UNAUDITED)
CURRENT ASSETS
      Cash                                                          $        331        $       (75)
      Accounts receivable                                                  5,500               4250
      Prepaid expenses                                                     6,000              10223
                                                                    ------------        -----------
         Total current assets                                             11,831             14,398

PROPERTY AND EQUIPMENT, NET                                               35,123             30,550

INTANGIBLES, NET                                                         184,050            132,951
                                                                    ------------        -----------

TOTAL ASSETS                                                        $    231,004        $   177,899
                                                                    ============        ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts Payable                                              $     95,501        $   146,306
      Accrued Payroll                                                     74,948            101,604
      Accrued Interest                                                     3,746              7,088
      Other                                                              211,773            175,927
      Current portion of long-term debt                                   50,684             50,684
                                                                    ------------        -----------
                                                                         436,652            481,609

LONG-TERM DEBT NET OF CURRENT                                             83,204             80,165

STOCKHOLDERS' EQUITY
      Common Stock, 40,000,000 shares authorized;
         no par or stated value                                        2,219,749          2,227,959
      Stock Compensation Accrued                                          27,075             27,075
      Accumulated deficit                                           $ (2,535,676)       $(1,693,260)
                                                                    ------------        ------------
TOTAL  EQUITY                                                       $   (288,852)         $(383,875)
                                                                    ------------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $    231,004        $   177,899
                                                                    ============        ===========




                 See Accompanying Notes to Financial Statements

                              PAGELAB NETWORK, INC.

                             STATEMENT OF OPERATIONS

                             (unaudited or reviewed)

                                                                        THREE MONTHS ENDED
                                                                  ---------------------------------
                                                                    MARCH 31,            JUNE 30,
                                                                      2001                 2001
                                                                  ------------         ------------
REVENUES                                                          $        684         $     40,060

COSTS AND EXPENSES
      Cost of revenues earned                                           13,567               14,817
      Selling, general and administrative                              149,154              348,310
      Research and development                                          63,511               30,481
                                                                  ------------         ------------
         Total Costs and Expenses                                      226,232              393,608
                                                                  ------------         ------------
OPERATION INCOME (LOSS)                                           $   (225,548)        $   (353,548)
OTHER INCOME (EXPENSE)
      Interest expense                                            $     (2,298)        $     (6,009)
      Interest income                                                      277                    0
      Other                                                              3,114                    0
                                                                  ------------         ------------
         Total Other Income and Expenses                                 1,093               (6,009)

                                                                  ------------         ------------
NET LOSS                                                          $   (224,455)        $   (359,557)
                                                                  ============         ============


WEIGHTED AVERAGE SHARES OUTSTANDING                                 11,783,397           11,325,826
                                                                  ============         ============

EARNINGS PER SHARE                                                $      (0.03)        $      (0.03)
                                                                  ============         ============

                              PAGELAB NETWORK, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                     Audited

                                                     SHARES OF          COMMON                     NOTES RECEIVABLE       TOTAL
                                                    COMMON STOCK         STOCK       ACCUMULATED       FOR COMMON      STOCKHOLDERS'
                                                    OUTSTANDING         AMOUNT $      (DEFICIT)      STOCK ISSUANCE       EQUITY
                                                  -------------     ------------   -------------  ----------------    ------------
BALANCE, DECEMBER 31,1998                            1,041,000      $   117,500   $    (117,500)       $       --     $         --
    Issuance of common stock                         6,041,665          178,334                                            178,334
    Conversion fo bridge loan to common stock          375,000           75,000                                             75,000
    Reorganization costs                                            $   (60,000)                                      $    (60,000)
    Stock subscription note receivable                                                                 $   (3,334)    $     (3,334)
    Net Loss                                                                      $    (121,938)                      $   (121,938)
                                                   --------------------------------------------------------------------------------
BALANCE, DECEMBER 31,1999                            7,457,665      $   310,834   $    (239,438)       $   (3,334)          68,062
    Issuance of common stock                         2,169,000          609,000                                            609,000
    Payment of note receivable                                                                              3,334            3,334
    Compensation expense recorded on stock
       option                                                                            27,075                             27,075
    Issuance of common stock for payment of
       services                                          8,333            8,333                                              8,333
    Exercise of stock options and warrants             553,000          116,000                                            116,000
    Stock subscription note receivable                                                                 $   (4,000)    $     (4,000)
    Net Loss                                                                      $  (1,092,133)                      $ (1,092,133)
                                                   --------------------------------------------------------------------------------
BALANCE, DECEMBER 31,2000                           10,187,998      $ 1,044,167   $  (1,304,496)       $   (4,000)    $   (264,329)
         THE FOLLOWING IS UNAUDITED OR REVIEWED
    Issuance of common stock                            63,500           62,700                                             62,700
    Issuance of common stock for payments of
       services and incentives                       1,457,233        1,002,217                                          1,002,217
    Exercise of stock options and warrants              74,666           31,333                                             31,333
    Stock subscription note receivable                                                                $   (50,000)    $    (50,000)
    Warrant exercise note receivable                                                                  $   (30,000)    $    (30,000)
    Net Loss                                                                      $    (318,668)                      $   (318,668)
                                                   -------------------------------------------------------------------------------
BALANCE, MARCH 31,2001                              11,783,397        2,140,417      (1,623,164)          (84,000)         433,253
    Adjustments to common stock for payment
       of services and incentives                       87,542           87,542                                             87,542
    Adjustments to common stock for non
       payment of stock for services                  (545,113)                                                           (545,113)
    Net Loss                                                                           (359,557)                          (359,557)
                                                   -------------------------------------------------------------------------------
BALANCE, JUNE 30, 2001                              11,325,826      $ 2,227,959   $  (1,982,721)      $   (84,000)    $   (383,875)
                                                   ===========      ===========   =============       ===========     ============

                              PAGELAB NETWORK, INC.

                            STATEMENTS OF CASH FLOWS

                             (unaudited or reviewed)

                                                                                           THREE MONTHS ENDED
                                                                                    -------------------------------
                                                                                      MARCH 31,           JUNE 30,
                                                                                        2001                2001
                                                                                    -----------         -----------
CASH FLOWS FROM OPERERATING ACTIVITIES
      Net  Loss                                                                     $ (318,668)         $ (359,557)
      Adjustments required to reconcile net loss to
          net cash required by operating activities:
          Depreciation and amortization                                                 12,323              14,861
          Stock-based compensation expense                                               3,500                   0
          (Increase) decrease in:
             Accounts receivable                                                         5,500               4,250
             Prepaid Expenses                                                            6,000              10,223
          Increase (decrease) in:
             Accounts Payable                                                           95,501             146,306
             Accrued other espenses                                                    105,722             126,031
                                                                                    ----------          ----------
      NET CASH USED IN OPERATIONS                                                   $  (90,122)         $  (57,886)
                                                                                    ----------          ----------

CASH FLOWS FROM INVESTING  ACTIVITIES
      Purchase of property and equipment                                                (4,500)                  0
      Stollen property insurance                                                         4,287                   0
      Purchase of intangibles                                                                0                   0
                                                                                    ----------          ----------
      Net Cash Used in Investing activities                                               (213)                  0
                                                                                    ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of common stock and warrants                               94,033                   0
      Reduction in long-term debt                                                       (4,359)                  0
                                                                                    ----------          ----------
      Net Cash Provided by Financing Activities                                         89,674                   0
                                                                                    ----------          ----------

DECREASE IN CASH AND CASH EQUIVALENTS                                                     (661)               (406)
BEGINNING CASH BALANCE                                                                     992                 331
                                                                                    ----------          ----------
      ENDING CASH BALANCE                                                                  331                 (75)
                                                                                    ==========          ==========


NON-CASH TRANSACTIONS:
      Long-term Debt converted to commom stock                                               0                   0
      Issuance of Common stock for payments of services                             $1,002,217                   0
      Adjustments to common stock for above                                                                 87,542
      Adjustments to common stock for above                                                               (545,113)

PageLap Network, Inc.
NOTES TO FINANCIAL STATEMENTS

       (UNAUDITED OR REVIEWED)

NOTE 1.    BASIS OF PRESENTATION


The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principals for the interim financial information. They should be read in conjunction with the financial statements for previous filings. In the opinion of management, the interim condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results for the interim periods presented. The results of operations for the three months ended June 31, 2001, are not necessarily indicative of the results to be expected for the remaining year.

Earnings per share is computed using the weighted average shares of common stock outstanding during the period. Options and warrants are Anti-dilutive and were excluded from the calculations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2001

The Companies current purpose is to leverage its existing dialogue interface technology to the industry. The company is on target for implementing the following development phases.

Phase #1 - Technology Development  - (Completed)

o    Raise initial seed round of funding - (completed)

o    Initial technology development - (completed)

o    Portal technology proof of concept - (completed)

o    Identify market needs/develop licensable products accordingly - (completed)

o    Complete licensable application launch (Version 1.0) - (completed)


Phase #2 - Business Model Proof of Concept - (Current)

o    Demonstrate Company can sell product - (completed and ongoing)

o Demonstrate licensing product delivers value to customers - (current & ongoing)

o    Identify and develop product enhancements - (current & ongoing)

o    Bridge funding to speed the execution of plan - (current)

o    Rebuilding management team and advisory board. (current).

Phase #3 - Full Sales & Marketing - (Future)

o    Full-scale sales & marketing rollout - (future)

o    Additional product development for new markets - (future)

o    Fund growth and demonstrate financial viability of company - (future)

Ongoing Initiatives (Business Model Proof of Concept Phase)

o Raise additional financing, add VP Sales, a Marketing Product Manager and improve basic sales & marketing.

o Demonstrate PageLab Network can attract, sell to and satisfy customers through selling and delivering solutions to beta customers first (at a discount), and then to customers paying full price.

o Create a pipeline of prospective small to midsize customers through direct sales. Call on prospects in all of the application areas identified with specific concentration on the Minneapolis market, to keep acquisition costs low.

o Demonstrate the product delivers business value to the customer by generating revenue, reducing clients costs or providing a far easier way to do what is considered by the customer to already be a business requirement.

o Verify/modify/evolve the sales and marketing strategy (product benefits, who we sell to, how we sell) based on market feedback, what works and what doesn't from a sales standpoint. Use the Product Manager to be the organizer/implementer of this process.

o The Subjex modular dialogue "frames" approach provides a means to customize the product for very specific niches. Focus on identifying niches within verticals where Subjex can differentiate using frames. This will be a key growth opportunity in the next phase.

o Continue to publish articles and white papers on the technology and company to attract customers, investors and future employees.

o Update business plan, raise additional funds and launch full sales & marketing program.

What we are not doing:

o    Spending large sums of money on advertising or major marketing/promotion

o    Depending completely on partners to sell or integrate the product.

o Spending less than 75% of time and resources calling on or implementing prospective and existing customers.

As a result of the company's efforts to cut costs and to increase sales the company has taken significant steps involving downsizing the workforce, refocusing efforts, and replacing some members of management. Inadequate efforts by members of management resulted in a temporary inability to raise funds to meet operational costs. The individuals responsible for making necessary marketing tools to bring in needed sales for completion of phase #2 were not able to do so in this quarter. Therefore the current management has recently completed these necessary tasks and is succeeding in increasing revenues and lowering costs of revenue significantly.

Although the company is now on what management feels is the correct course, our last quarter saw the resignation of three members of the board of directors. The company CEO then took back the position of Chairman. These individuals have not yet been replaced. Management feels that this will facilitate the addition of new members expected to join in the current quarter. It is management's goal to add board members with significant strengths and experience in Artificial Intelligence, and the marketing of new technology. In addition to new board members, management is actively building a technology advisory board that will answer to the current a future board.

The company is currently perusing equity financing that will help the company finish phase #2 of its plan quickly. If funding is not received in a timely manner, it is management's determination that the company can survive upon revenues currently being generated. Management's commitment to the success of the company is evident in its recent turnaround and continued and ongoing efforts to renegotiate debt, restructure/strengthen management team, increase sales, and lower operational costs.


NOTE 2.

"Safe Harbor" Statement under Private Securities Litigation Reform Act of 1995:
This report includes forward-looking statements which reflect PageLab Network's current views about future events and financial performance. Words such as "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from expectations, and PageLab Network expressly does not undertake any duty to update forward-looking statements. These factors include, but are not limited to: (i) cost of development and market acceptance of products and services; (ii) funding issues; (iii) possible changes in market conditions; (iv) other factors that may be unexpected.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

  None.

Item 2 - Changes in Securities and Use of Proceeds

  None

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

                                       PageLab Network, Inc.
                                       (registrant)

                                       /s/ Andrew D. Hyder
                                       -------------------------------
                                       Andrew D. Hyder, President and CEO


                                       /s/ Sharon Hyder
                                       ------------------------------
                                       Sharon Hyder, acting Chief Financial
                                       Officer