Form 10QSB
period 2001-09-30
PAGELAB NETWORK INC
filed 2001-11-14
CIK 1107699

U. S. SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                -------------------------------------------------

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


     The number of shares outstanding of each of the registrant's classes of capital stock, as of September 30, 2001:
                 Common Stock, no par value, 11,551,570 shares.

PAGELAB NETWORK, INC. INDEX


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                               Page
                                                                            ----
       Balance Sheets -
         September 30, 2001 and June 30, 2001                                 3

       Statements of Operations -
         Three months ended September 30, 2001 and June 30, 2001              4

       Statements of Stockholders' Equity -
         Three months ended September 30, 2001 (Dec 31, 1998, - 9-30-2001     5

       Statements of Cash Flows -
         Three months ended September 30, 2001 and June 30, 2001              6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        7


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    9

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS                             9

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  9

ITEM 5.  OTHER INFORMATION                                                    9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     9

SIGNATURES                                                                    11

PageLab Network Inc.

                                  BALANCE SHEET

                         ASSETS
                                                     SEPTEMBER 30,      JUNE 30,
                                                         2001             2001
                                                         ----             ----
                                                     (UNAUDITED)      (UNAUDITED)
CURRENT ASSETS
      Cash                                           $        427     $        (75)
      Accounts Receivable                                   4,250            4,250
      Prepaid expenses                                     10,223           10,223
                                                     ------------     ------------
         Total current assets                              14,900           14,398

PROPERTY AND EQUIPMENT, NET                                23,814           30,550

INTANGIBLES, NET                                          122,802          132,951
                                                     ------------     ------------

TOTAL ASSETS                                         $    161,516     $    177,899
                                                     ============     ============

               LIABILITIES AND
               STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts Payable                               $    153,073     $    146,306
      Accrued Payroll                                     113,394          101,604
      Accrued Interest                                      5,204            7,088
      Other                                               164,333          175,927
      Current portion of long-term debt                    50,684           50,684
                                                     ------------     ------------
                                                          486,688          481,609

LONG-TERM DEBT NET OF CURRENT                              58,071           80,165

STOCKHOLDERS' EQUITY
      Common Stock, 40,000,000 shares authorized;
         no par or stated value                         2,396,709        2,227,959
      Stock Compensation Accrued                           27,075           27,075
      Accumulated deficit                            $ (2,807,027)    $ (1,693,260)
                                                     ------------     ------------
TOTAL  EQUITY                                        $   (383,243)    $   (383,875)
                                                     ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $    161,516     $    177,899
                                                     ============     ============

                            STATEMENT OF OPERATIONS
                            (unaudited or reviewed)

                                                         THREE MONTHS ENDED
                                                    SEPTEMBER 30,      JUNE 30,
                                                    -----------------------------
                                                        2001             2001
                                                        ----             ----
REVENUES                                            $     29,029     $     40,060

COSTS AND EXPENSES
      Cost of revenues earned                              9,326           14,817
      Selling, general and administrative                288,747          348,310
      Research and development                            13,950           30,481
                                                    ------------     ------------
         Total Costs and Expenses                        312,023          393,608
                                                    ------------     ------------
OPERATION INCOME (LOSS)                             $   (282,994)    $   (353,548)

OTHER INCOME (EXPENSE)
      Interest expense                              $     (5,448)    $     (6,009)
      Interest income                                          0                0
      Other                                                 (420)               0
                                                    ------------     ------------
         Total Other Income and Expenses                  (5,868)          (6,009)

                                                    ------------     ------------
NET LOSS                                            $   (288,862)    $   (359,557)
                                                    ============     ============


WEIGHTED AVERAGE SHARES OUTSTANDING                   11,551,570       11,325,826
                                                    ============     ============

EARNINGS PER SHARE                                  $     (0.025)    $      (0.03)
                                                    ============     ============

                        STATEMENT OF STOCKHOLDERS EQUITY
                                     Audited

                                                                                                          NOTES
                                                  SHARES OF            COMMON                           RECEIVABLE        TOTAL
                                                 COMMON STOCK          STOCK         ACCUMULATED        FOR COMMON     STOCKHOLDERS
                                                 OUTSTANDING          AMOUNT $        (DEFICIT)       STOCK ISSUANCE      EQUITY
                                               ----------------     ------------     ------------     --------------   ------------
BALANCE, DECEMBER 31, 1998                            1,041,000     $    117,500     $   (117,500)    $         --     $         --
     Issuance of common stock                         6,041,665          178,334                                            178,334
     Conversion for bridge loan to common               375,000           75,000                                             75,000
     stock
     Reorganization costs                                           $    (60,000)                                      $    (60,000)
     Stock subscription note receivable                                                               $     (3,334)    $     (3,334)
     Net Loss                                                                        $   (121,938)                     $   (121,938)
                                               -------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                            7,457,665     $    310,834     $   (239,438)    $     (3,334)          68,062
     Issuance of common stock                         2,169,000          609,000                                            609,000
     Payment of note receivable                                                                              3,334            3,334
     Compensation expense recorded on stock
       option                                                                              27,075                            27,075
     Issuance of common stock for payment of
       services                                           8,333            8,333                                              8,333
     Exercise of stock options and warrants             553,000          116,000                                            116,000
     Stock subscription note receivable                                                               $     (4,000)    $     (4,000)
     Net Loss                                                                        $ (1,092,133)                       (1,092,133)
                                               -------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                           10,187,998     $  1,044,167     $ (1,304,496)    $     (4,000)    $   (264,329)

         THE FOLLOWING IS UNAUDITED OR REVIEWED

     Issuance of common stock                            63,500           62,700                                             62,700
     Issuance of common stock for payments of
       services and incentives                        1,457,233        1,002,217                                          1,002,217
     Exercise of stock options and warrants              74,666           31,333                                             31,333
     Stock subscription note receivable                                                               $    (50,000)    $    (50,000)
     Warrant exercise note receivable                                                                 $    (30,000)    $    (30,000)
     Net Loss                                                                        $   (318,668)                     $   (318,668)
                                               -------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2001                              11,783,397        2,140,417       (1,623,164)         (84,000)         433,253
     Adjustments to common stock for payment
       of services and incentives                        87,542           87,542                                             87,542
     Adjustments to common stock for non
       payment of services for stock                   (545,113)                                                           (545,113)
     Net Loss                                                                            (359,557)                         (359,557)
                                               -------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2001                             $ 11,325,826     $  2,227,959     $ (1,982,721)    $    (84,000)    $   (383,875)

         THE FOLLOWING IS UNAUDITED OR REVIEWED
     Adjustments to common stock for non
       payment of services for stock                     40,744                                                              40,744
     Adjustment to common stock for partial
       conversion tech loan                    stock not issued           27,500                                             27,500
     Exercise of stock options and warrants    stock not issued            2,500                                              2,500
     Issuance of common stock for payments of
       services and incentives                          185,000          138,750                                            138,750
     Payment of note receivable (not reported
       in previous quarter)                                                                                 80,000           80,000
     Net Loss                                                                            (288,862)                         (288,862)
                                               -------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2001                        $ 11,551,570     $  2,396,709     $ (2,271,583)    $      4,000     $   (383,243)
                                               =====================================================================================

PAGELAB NETWORK INC

                            STATEMENT OF CASH FLOWS
                             Unaudited or reviewed

                                                                   THREE MONTHS     THREE MONTHS
                                                                       ENDED            ENDED
                                                                    SEPTEMBER 30,      JUNE 30,
                                                                    ---------------------------
                                                                       2001              2001
                                                                    ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Loss                                                      $(288,862)        $(359,557)
      Adjustments required to reconcile net loss to
          net cash required by operating activities:
          Depreciation and amortization                                17,196            14,861
          Stock-based compensation expense                                  0                 0
          (Increase) decrease in:
             Accounts receivable                                        4,250             4,250
             Prepaid Expenses                                          10,223            10,223
          Increase (decrease) in:
             Accounts Payable                                         153,073           146,306
             Accrued other expenses                                   125,222           183,511 corrected
                                                                    ---------         ---------
      NET CASH USED IN OPERATIONS                                   $  21,102         $    (406)
                                                                    ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                    0                 0
      Sale of property and equipment                                    4,400                 0
      Purchase of intangibles                                                                 0
                                                                    ---------         ---------
      Net Cash Used in Investing activities                             4,400                 0
                                                                    ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of common stock and warrants               2,500                 0
      Reduction in long-term debt                                     (27,500)                0
                                                                    ---------         ---------
      Net Cash Provided by Financing Activities                       (25,000)                0
                                                                    ---------         ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                     502              (406)
BEGINNING CASH BALANCE                                                    (75)              331
                                                                    ---------         ---------
      ENDING CASH BALANCE                                                 427               (75)
                                                                    =========         =========

NON-CASH TRANSACTIONS:
      Long-term Debt converted to common stock                              0                 0
      Issuance of Common stock for payments of services             $ 185,000                 0
      Adjustments to common stock for above                            40,744            87,542
      Adjustments to common stock for above                                            (545,113)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2001


The Company has been very active in is efforts to use its resources to complete a turn around of the company. With little working capital we have leveraged the determination of management and current staff to make increasing sales, and to renegotiate debt, in what we feel is a positive direction.

This quarter saw some significant improvements in our method for leveraging our existing Subjex dialogue technology to the industry. Our redefining of how we sell, whom we sell to and how we implement forward movement of the company has been dramatic. The company is using the following corporate development phases.

Phase #1 - Technology Development - (Completed) ss. Raise initial seed round of funding - (completed) ss. Initial technology development - (completed) ss. Portal technology proof of concept - (completed) ss. Identify market needs/develop licensable products accordingly - (completed) ss. Complete licensable application launch (Version 1.0) - (completed)

Phase #2 - Business Model Proof of Concept - (Current) ss. Demonstrate Company can sell product - (completed and ongoing) ss. Demonstrate licensing product delivers value to customers - (current &
    ongoing)
ss. Identify and develop product enhancements - (current & ongoing) ss. Bridge funding to speed the execution of plan - (current) ss. Rebuilding management team and advisory board - (current)

Phase #3 - Full Sales & Marketing - (Future) ss. Full-scale sales & marketing rollout - (future) ss. Additional product development for new markets - (future) ss. Fund growth and demonstrate financial viability of company - (future)

Ongoing Initiatives (Business Model Proof of Concept Phase)

ss. Raise additional financing, add VP Sales, a Marketing Product Manager and improve basic sales & marketing.
ss. Demonstrate PageLab Network can attract, sell to and satisfy customers through selling and delivering solutions to beta customers first (at a discount), and then to customers paying full price.
ss. Create a pipeline of prospective small to midsize customers through direct sales. Call on prospects in all of the application areas identified with specific concentration on the Minneapolis market, to keep acquisition costs low. ss. Demonstrate the product delivers business value to the customer by generating revenue, reducing clients costs or providing a far easier way to do what is considered by the customer to already be a business requirement. ss. Verify/modify/evolve the sales and marketing strategy (product benefits, who we sell to, how we sell) based on market feedback, what works and what doesn't from a sales standpoint.
ss. The Subjex modular dialogue "frames" approach provides a means to customize the product for very specific niches. Focus on identifying niches within verticals where Subjex can differentiate itself will be a key growth opportunity in the next phase.
ss. Continue to publish articles and white papers on the technology and company to attract customers, investors and future employees.
ss. Update business plan, raise additional funds and launch full sales & marketing program.

What we are not doing:

ss. Spending large sums of money on advertising or major marketing/promotion ss. Depending completely on partners to sell or integrate the product.
ss. Spending less than 75% of time and resources calling on or implementing prospective and existing customers.
ss. Investing more than 30% of any employees time on projects that are not directly billable to a client.

As a result of the company's continued efforts to keep costs low and to increase sales the company has taken significant steps. These efforts have refocused the company on building a sound business practice in order to survive. Current management, has been able to raise small amounts of capital for operations, but have primarily focused our energies on revenues and rebuilding the infrastructure of the company.

The company is currently perusing equity financing that will help the company finish phase #2 of its plan quickly. If funding is not received in a timely manner, it is management's determination that the company can survive with the revenues currently being generated. Management's commitment to the success of the company is evident in its recent turnaround and continued and ongoing efforts to renegotiate debt, restructure and strengthen management team, increase sales, and lower operational costs.

Because our technical staff have been extremely strong in recent months we have been able to develop significant revisions to the Subjex technology making it not only more dynamic, but also more useful for the specific markets we are pursuing.

Management remains optimistic about future business, and the direction and momentum we have, despite our cash flow issues, and market conditions, effecting our ability to raise money. We expect a continued movement in the positive direction the company is headed.

PART II. OTHER INFORMATION

Item 1. - Legal Proceedings

None.

Item 2 - Changes in Securities and Use of Proceeds

None.

Item 3 - Defaults on Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on form 8-K

Copy As Follows:



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 8-K

                                 CURRENT REPORT
     Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

                                November 7, 2001

                              PageLab Network Inc.
             (Exact name of registrant as specified in its chapter)

        Minnesota                      0-29711                    41-1596056
(State of incorporation)       (Commission file number)       (IRS Employer ID)


                43 Main St. SE, Suite #228, Minneapolis, MN 55414
                    (Address of principal executive offices)


                                 (612) 362-9224
                         (Registrant's telephone number)

                  Changes in Registrant's Certifying Accountant

According to the Securities Exchange Act of 1934, under item 304 of regulation SB and item 4 the company PageLab Network Inc. is reporting that McGladery & Pullen, LLP Certified Public Accounts at 801 Nicollet Avenue, Suite 1300, Minneapolis, MN 55402 (Commission File Number 000-29711) have ceased being our Accountants. Due to the fact that we have moved our offices from the previously reported suite number #508 to suite number #228 and the fact that they sent their letter to the wrong address, it was returned to their offices. We have not received this letter stating that they were resigning, in the mail to date. However a much later fax was subsequently sent to our offices and we are now reporting this event. Attached is the faxed document from our former accountants as exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned hereunto duly authorized.

PageLab Network, Inc.
(registrant)



/s/ Andrew D. Hyder
--------------------------------
Andrew D. Hyder, President and CEO



/s/ Sharon R. Hyder
--------------------------------
Sharon R. Hyder, acting Chief Financial Officer