Form 10KSB
period 2002-03-31
PAGELAB NETWORK INC
filed 2002-05-22
CIK 1107699

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

             ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001,

                         Commission file number 0-29711

                              PageLab Network, Inc.
                 (Exact name of issuer as specified in charter)

               Minnesota                              41-1596056
     (State or other jurisdiction               (IRS Employer ID Number)
         of incorporation)

                43 Main Street, Suite #228, Minneapolis, MN 55414
                    (address of principal executive offices)

             Issuer's telephone number is            (612) 331-2234

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuers revenues for its most recent physical year; $48,090.

The estimated aggregate market value on May 20, 2002, of the voting common stock held by non-affiliates of the Issuer was $759,515 based upon an average bid and asked price of $.09 of such common stock at that date on the Over-The-Counter Bulletin Board (OTCBB: PGBN).

The number of shares outstanding of each of the issuer's common stock as of May 20, 2001 was 12,105,064 shares.


Transitional  Small  Business  Disclosure  Format   Yes  ( )  No  (X)

                              PAGELAB NETWORK, INC.
                                  FORM 10-KSB

                          YEAR ENDED DECEMBER 31, 2001

                                      INDEX


ITEM                                                                     PAGE
-----                                                                    ----

                                     PART I

 1. Description of Business.................................................3
 2. Description of Property.................................................5
 3. Legal Proceedings.......................................................5
 4. Submission of Matters to a Vote of Security Holders.....................5

                                     PART II

 5. Market for Common Equity and Related Stockholder Matters................5
 6. Management's Discussion & Analysis of Financial Condition
      and Results of Operations.............................................6
 7. Financial Statements ...................................................7
 8. Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure.....................................7

                                    PART III

 9. Directors, Executive Officers, Promoters and Control
    Persons, Compliance with Section 16(a) of the Exchange
    Act.....................................................................7
10. Executive Compensation..................................................8
11. Security Ownership of Certain Beneficial Owners and
    Management..............................................................8
12. Certain Relationships and Related Transactions..........................9
13. Exhibits and Reports on Form 8-K........................................10

    Signatures..............................................................10
    Financial Statements...................................................F-1

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this discussion which are not historical facts may be considered "forward looking statements" within the meaning of Section 21E of the Securities Act of 1934, as amended. The words "believe", "expect", "anticipate", "estimate", and similar expressions identify forward looking statements. Any forward looking statement involves risks and uncertainties that could cause actual events or results to differ, perhaps materially, from the events described in the forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events or otherwise. The risks associated with the Company's forward looking statements include, but are not limited to, risks associated with the Company's history of losses and uncertain profitability, sales and marketing strategies, competition, general economic conditions, reliance on key management and production people, current and future capital needs, dilution, effects of outstanding notes and convertible debentures, limited public market for the Company's capital Stock, low stock price, and lack of liquidity.

The following discussion and analysis should be read in conjunction with the Financial Statements, related notes and other information included in this annual report on Form 10-KSB.


ITEM  1.  Description  of  Business

Overview

Pagelab Network, Inc., a Minnesota corporation ("Pagelab Network" or the "Company") is a Minneapolis-based software development and services company that has developed an artificial intelligence-based, next generation dialogue technology, Subjex Dialogue Engine. In October 1999, the Company (formerly Imcro, Inc., a Minnesota corporation formed in 1987, an inactive, non-trading public entity) entered into a reverse acquisition agreement with a privately-held Nevada corporation, PageLab Network Inc., that had been primarily owned by the Company's current principal stockholder. The private company had been incorporated in June 1999 and the operations associated with its four months preceding the reverse acquisition have been consolidated into the reporting of the Company's business activities. After the reverse acquisition agreement the Company changed its name to Pagelab Network, Inc. The Company filed a Form 10 registration statement with the Securities and Exchange Commission in March 2000 to effect its status as a reporting company under the Securities Exchange Act.

During 2001, the Company focused on cutting costs and surviving its financial crisis. With very little operation costs and even less expended for marketing, management focused its efforts on the renegotiation of debt and accounts payable, and the rebuilding of its technology with the few employees it had left. During this time the Company was able to bring in revenues to sustain itself long enough to bring in new management and attract a suitable merger candidate. This was sought and is expected to happen in 2002. No assurance can be given that a merger will be consummated or if consummated, will be successful in its joint operations.

The Company's working capital at December 31, 2001 is not sufficient to attain the Company's plans in the near term. The Company's Auditors' Report contains a going concern explanatory paragraph as a result of the shortage of working capital to sustain the Company's operations over the next year. To address this liquidity need, the Company is seeking bridge financing loans, arranging for temporary financing achieved through insiders and vendors, selling common stock through private sales and warrant exercise incentives and looking for a suitable merger candidate.


Principal Products and Services

The Company is primarily involved in e-commerce web development, as a means to generate revenue. The Subjex Dialogue Engine technology can be licensed as a search technology but has not been so licensed in a fashion that management believes has proved its viability in the market place or in a way that had brought in substantial revenues. The Company has accepted in principle a plan to potential sell this technology, or at least merge it with another synergistic company or technology that would benefit the shareholders. In the year of 2001 this strategy was not consummated, although the Company now has several serious candidates.

Employees

The Company currently has 2 full-time employees. Of the Company's full-time employees, both are involved in sales, marketing and administrative functions and both are involved in engineering, research and development. The Company's employees are not represented by any labor unions. The Company considers its relations with its employees to be good.

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

ITEM  2.  Description  of  Property

The Company's principal office is located at 43 Main Street SE, Minneapolis, MN 55414, occupying approximately 700 square feet and utilized entirely for office space. The lease expires in August 2002. The space is rented under a written lease, which provides for a monthly payment of rent and a pro-rata share of annual operating expenses. Management believes that comparable office space is readily available if the Company were to lose its lease.



ITEM  3:  Legal  Proceedings

There were no legal proceedings pending or, to the Company's knowledge, that would be material to the financial position of the Company.

ITEM  4:  Submission  of  Matters  to  a  Vote  of  Security  Holders

It is acknowledged that any sale or substantial restructuring of the Company will require a shareholders vote. No matters were submitted to the vote of the Company's stockholders in the forth quarter 2001.


                                     PART  II

ITEM  5:   Market  for  Common  Equity  and  Related  Stockholder  Matters

     (a)  Market  Information

     The Company's Common Stock is traded on the Over the Counter Bulletin Board as of January 2001 under the symbol "PGBN". Since the commencement of trading, the high and low sales prices of our common stock were $1.50 and $.02, respectively. Since the Company is not NASDAQ qualified, these prices are inter-dealer prices and may not reflect actual value or transactions. On May 20, 2002, the last reported sale price of the Company's common stock on the OTC Bulletin Board was $.09 per share.

     (b)  Holders

     At May 20, 2002 there were approximately 200 shareholders of record including people who held stock in "street name".

     (c)  Dividends

     The Company has not paid dividends on its common stock and does not expect to in the foreseeable future. There is no assurance that any dividends will be paid in the future, as dividends are dependent upon earnings. Any earnings, for the foreseeable future, will be utilized to invest in projects intended to build the Company's economic base.

     (d)  Recent Sales of Unregistered Securities

     In the fourth quarter of 2001 the Company completed private sales for 375,000 shares of common stock and no warrants to purchase common stock to accredited investors for gross proceeds of $75,000. In the opinion of the Company, the issuance of these shares was exempt pursuant to Rule 504 of Regulation D under the Securities Act.

ITEM 6: Management's Discussion & Analysis of Financial Condition and Results of Operations

We have generated immaterial revenues in the fiscal year ended December 31, 2001. Our limited operating history and the uncertain nature of the markets we address or intend to address make prediction of our future results of operations difficult. Our operations may never generate significant revenues and we may never achieve profitable operations with out a merger and or capital investment. Assuming the Company obtains adequate funding or a merger candidate the Company expects to experience significant fluctuations in its future operating results due to a variety of factors. Factors that may affect the Company's operating results include the success of product development, market acceptance of the Company's products, or a merger.

In 2001 three members of our Board of Directors resigned because of fundamental differences in how the Company would move forward. The Company's current management deemed necessary that above all the survival of the Company was paramount, and that operations would continue on a smaller scale.

Sales revenues increased by 118% from $22,493 in fiscal year 2000 to $48,090 in 2001, and were derived from Web development and other consulting activities. Operating loss increased by 56% from $1,086,872.00 in fiscal year 2000 to $1,703,699.00 in 2001. Our operating loss increased primarily due to an increase in selling general and administrative expenses and a lack of sales revenue.

Selling general and administrative expenses increased 134% from $728,811.00 dollars to $1,705,711.00. This increase in selling general and administrative expenses was due to a ramping up of sales efforts, which produced unfavorable results. When it became clear the these efforts were not producing the desired results the Company scaled back Selling general and administrative expenses, reduced staff, and deferred salaries and made other necessary cutbacks.


Liquidity

The Company's working capital at December 31, 2001 is not sufficient to attain the Company's plans in the near term. The Company's Auditors' Report contains a going concern explanatory paragraph as a result of the shortage of working capital to sustain the Company's operations over the next year. To address this liquidity need, the Company is seeking bridge financing loans, arranging for temporary financing achieved through insiders and vendors, selling common stock through private sales and warrant exercise incentives and looking for a suitable merger candidate.

There can be no assurance that these debt or equity private placements and other cash generated from operations will be completed and/or that the Company will be able to obtain financing on terms acceptable to the Company. In addition no assurances can be given that the Company will consummate a merger. The sale of additional equity or convertible debt securities will result in additional dilution to the Company's stockholders and any merger will also have a dilutive effect on the ownership of any entity that the Company may enter into a merger transaction with.

The Company's cash position at December 31, 2001 was $70, a decrease of $922 from $992 at December 31, 2000. During the twelve months ended December 31,

2001, net cash used in operating activities was $167,617 primarily due to the net loss of $1,737,918.

Net cash from financing activities of $167,204 in the twelve months ended December 31, 2001 consisted primarily of net proceeds of $159,033 from the sale of common stock and warrants.


ITEM  7:  Financial  Statements

The financial statements of the Company are included herein following the signatures.

ITEM 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 10, 2001, McGladrey & Pullen, LLP (McGladrey), its independent accounting and audit firm, informed PageLab Network, Inc. (the Company) that it was ceasing the relationship. McGladrey acted as independent accountant and auditors with respect to the Company's financial statements for the previous year ended December 31, 2000. The report of McGladrey on the financial statements of the Company for its year ended December 31, 2000, did not contain any adverse opinion or disclaimer of opinion and were not qualified as to uncertainty, audit scope or accounting principles. The report of McGladrey on the financial statements for the year ended December 31, 2000, included an explanatory paragraph regarding the uncertainty of the Company's ability to continue as a going concern. During the Company's fiscal year ended December 31, 2000 , (i) there were no disagreements between the Company and McGladrey on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of McGladrey, would have caused McGladrey to make reference to the subject matter of the disagreement in connection with its reports (a "Disagreement") and (ii) there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K of the Securities and Exchange Commission (a "Reportable Event").

On May 15, 2002, Callahan, Johnston, & Associates was selected by the Company's Board of Directors as the Company's new independent accountant and audit firm. Callahan, Johnston, & Associates will audit the Company's financial statements to be included in the Company's form 10-KSB for the year ending December 31, 2001. The Company intends to have Callahan, Johnston, & Associates continue to serve as the Company's independent accounting and audit firm for the year ending December 31, 2002. During the last two fiscal years, the Company did not consult with Callahan, Johnston, & Associates on any matters related to accounting principles or practice, financial statement disclosures or audit procedures.


                                    PART  III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

                                   MANAGEMENT

          The executive officers and Directors of the Company are as follows:


Name                                    Age               Position
----                                    ---               --------
Andrew D. Hyder                         35          Chief Executive Officer
                                                          President
                                                     Chairman of The Board

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



ITEM  10:  Executive  Compensation

Summary  Compensation  Table

     The following table sets forth the compensation earned in certain fiscal years by the Company's Chief Executive Officer including the fiscal year ended December 31, 2001.

                          Annual Compensation
                          -------------------
Name and                                            All Other
Principal Position           Year  Salary   Bonus  Compensation
---------------------------  ----  -------  -----  ------------

Andrew D. Hyder              2001  $18,000      -             -
   Director, President and  2000  $59,800      -             -
    Chief Executive Officer
                             1999  $10,000


ITEM  11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

                             PRINCIPAL  SHAREHOLDERS

The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of May 1, 2002 by: (i) each Director of the Company, (ii) each Named Executive Officer (iii) all Directors and executive officers of the Company as a group and (iv) each person or entity known by the Company to own beneficially more than five percent of the Company's Common Stock. The address of each of the following shareholders is the same as the Company.

                             Amount and
                             Nature of
Name and address of          Beneficial  Percent of
Beneficial owner               Owner      Class (1)
---------------------------  ----------  -----------

Andrew D. Hyder (2)           3,666,000        30.2%



All Directors and Officers    3,666,000        30.2%

(1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes generally voting power and/or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of May 1, 2002 ("Currently Exercisable Options") are deemed outstanding for computing the beneficial ownership percentage of the person holding such options but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, the persons named in the table above have the sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

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

In October 1999, the Company's then principal shareholder, in a private transaction, agreed to acquire, for 5,666,665 shares, all issued and outstanding shares held by shareholders of PageLab Network, Inc. (a Nevada Sub S corporation). This included 1,000,000 shares held by Mr. Hyder, the founder of PageLab (Nevada) and 133,333 shares held by others. Upon completion of this transaction, Mr. Hyder, with 5,000,000 shares, became the Company's principal shareholder and its President, CEO and Chairman of the Board. He then merged PageLab (Nevada) into the Company.

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



ITEM  13.  Exhibits  and  Reports  on  Form  8-K


    (A)  EXHIBITS.      No  Exhibits.

    (B)  REPORTS  ON  FORM  8-K  .

     On November 15, 2001, the Company filed a Current Report on Form 8-K dated November 7, 2001, announcing the client-auditor relationship with McGladery & Pullen, LLP had ended.





                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.

PAGELAB  NETWORK,  INC.

Date:  May 21, 2002



NAME                               TITLE


/s/  Andrew D. Hyder               President  and  Chief  Executive
------------------------           Officer,  Chief Financial Officer (and
Andrew D. Hyder                    Principal Financial Officer) and Director

                              PAGELAB NETWORK, INC.

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                              PAGELAB NETWORK, INC.

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                TABLE OF CONTENTS
                                -----------------


                                                                            Page
                                                                            ----

Independent Auditors' Report................................................   1


Financial Statements:

  Balance Sheets............................................................   2

  Statements of Operations..................................................   3

  Statements of Stockholders' Equity (Deficit)..............................   4

  Statements of Cash Flows..................................................   5

  Notes to Financial Statements.............................................   8

                      CALLAHAN, JOHNSTON & ASSOCIATES, LLC
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To  The  Board  of  Directors
PageLab  Network,  Inc.
Minneapolis,  Minnesota

We have audited the accompanying balance sheet of PageLab Network, Inc., as of December 31, 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the financial statements provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PageLab Network, Inc., as of December 31, 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company incurred a net loss of $1,737,918 during the year ended December 31, 2001, and, as of that date, had an excess of liabilities over assets of $693,131. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this matter.

The 2000 financial statements of PageLab Network, Inc. were audited by other auditors whose report dated March 5, 2001, included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

/s/  Callahan, Johnston & Associates, LLC
CALLAHAN, JOHNSTON & ASSOCIATES, LLC
Minneapolis,  Minnesota
May  20,  2002


            7400 Lyndale Avenue South, Suite 140, Richfield, MN 55423
               Telephone: (612)861-0970        Fax: (612)861-5827

                              PAGELAB NETWORK, INC.

                                 BALANCE SHEETS

                                                          December  31,
                                                   --------------------------
                                                       2001          2000
                                                   ------------  ------------

          ASSETS
          ------

Current Assets:
  Cash                                             $        70   $       992
  Accounts receivable                                        -         6,250
  Prepaid expenses                                           -         2,335
                                                   ------------  ------------

      Total current assets                                  70         9,577

Fixed assets, net                                        5,000        39,821
Other assets                                               600         7,300
Intangibles, net                                        21,000        96,239
                                                   ------------  ------------
      Total assets                                 $    26,670   $   152,937
                                                   ============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current Liabilities:
  Demand notes payable                             $    41,500   $    30,000
  Current maturities of long-term debt                 160,184        96,237
  Accounts payable                                     154,972        68,740
  Accrued expenses:
    Payroll and payroll taxes                          212,527        59,712
    Other                                               85,883        66,566
                                                   ------------  ------------
      Total current liabilities                        655,066       321,255

Long-term debt, net of current maturities               64,735        96,011
                                                   ------------  ------------
      Total liabilities                                719,801       417,266
                                                   ------------  ------------

Stockholders' equity (deficit):
  Undesignated stock, no par or stated value;
    10,000,000 shares authorized: none issued
    or outstanding                                           -             -
  Common stock, no par or stated value;
    40,000,000 shares authorized: 12,105,064 and
    10,407,665 shares issued and outstanding in
    2001 and 2000                                    2,349,283     1,044,167
  Accumulated deficit                               (3,042,414)   (1,304,496)
  Subscription receivable                                    -        (4,000)
                                                   ------------  ------------
Stockholders' equity (deficit)                        (693,131)     (264,329)
                                                   ------------  ------------
      Total liabilities and
        stockholders' equity (deficit)             $    26,670   $   152,937
                                                   ============  ============

                 The accompanying notes are an integral part of
                          these financial statements.

                              PAGELAB NETWORK, INC.

                            STATEMENTS OF OPERATIONS


                                               Years Ended December 31,
                                              --------------------------
                                                  2001          2000
                                              ------------  ------------

Revenues                                      $    48,090   $    22,493
                                              ------------  ------------

Expenses:
  Selling, general and administrative           1,705,711       728,811
  Research and development                            632       288,887
  Asset impairment                                 45,446        91,667
                                              ------------  ------------
                                                1,751,789     1,109,365
                                              ------------  ------------

      Operating loss                           (1,703,699)   (1,086,872)

Other income (expense)
  Interest expense                                (31,281)       (9,485)
  Other                                            (2,938)        4,224
                                              ------------  ------------

      Net loss                                $(1,737,918)  $(1,092,133)
                                              ============  ============

Net loss per basic and diluted common share   $      (.14)  $      (.11)
                                              ============  ============

Weighted average common shares
  outstanding - basic and dilutes              12,093,085     9,554,290
                                              ============  ============


                 The accompanying notes are an integral part of
                          these financial statements.

                                               PAGELAB NETWORK, INC.

                                     STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                        YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                                         Stockholders'
                                                        Common Stock          Accumulated  Subscription     Equity
                                                      Shares      Amount       Deficit      Receivable    (Deficit)
                                                    ----------  -----------  ------------  ------------  ------------
BALANCE, December 31, 1999                           7,457,665  $  310,834   $  (239,438)  $    (3,334)  $    68,062
  Issuance of common stock                           2,169,000     609,000             -             -       609,000
  Payment of note receivable                                 -           -             -         3,334         3,334
  Compensation expense recorded on
    stock options                                            -           -        27,075             -        27,075
  Issuance of common stock for payment of
    services                                             8,333       8,333             -             -         8,333
  Exercise of stock options and warrants               553,000     116,000             -             -       116,000
  Subscription notes receivable                              -           -             -        (4,000)       (4,000)
  Net loss                                                   -           -    (1,092,133)            -    (1,092,133)
                                                    ----------  -----------  ------------  ------------  ------------

BALANCE, December 31, 2000                          10,187,998   1,044,167    (1,304,496)       (4,000)     (264,329)
  Issuance of common stock                             213,000     127,700             -             -       127,700
  Write off of subscription as uncollectible                 -      (4,000)            -         4,000             -
  Issuance of common stock for payment of services     556,000     457,033             -             -       457,033
  Disputed issuances of common stock for
    payment of services                              1,021,900     682,500             -             -       682,500
  Exercise of stock options and warrants               126,166      41,883             -             -        41,883
  Net loss                                                   -           -    (1,737,918)            -    (1,737,918)
                                                    ----------  -----------  ------------  ------------  ------------

BALANCE, December 31, 2000                          12,105,064   2,349,283   $(3,042,414)  $         -   $  (693,131)
                                                    ==========  ===========  ============  ============  ============


                                  The accompanying notes are an integral part of
                                             these financial statements.

                              PAGELAB NETWORK, INC.

                              STATEMENTS OF CASH FLOW


                                                         Years Ended December 31,
                                                        ------------  ------------
                                                            2001          2000
                                                        ------------  ------------
Cash flow from operating activities:
  Net loss                                              $(1,737,918)  $(1,092,133)
  Adjustments to reconcile net loss to
    net cash from operating activities:
      Depreciation and amortization                          60,122        57,783
      (Gain) loss on sale of property
        and equipment                                         2,938        (3,114)
      Loss on asset impairment                               45,446        91,667
      Compensation expense for issuance of
        common stock options                                      -        27,075
      Service fees paid in common stock                     457,033         8,333
      Disputed service fees paid in common stock            682,050             -
      Bad debt expense                                        4,250             -
  (Increase) decrease in assets:
    Accounts receivable                                       2,000        (3,003)
    Prepaid expenses                                          2,335          (707)
    Other assets                                              6,700        (7,300)
    Accounts payable                                         86,232        59,705
    Accrued expenses                                        221,195       126,278
                                                        ------------  ------------
Net cash used by operating activities                      (167,617)     (735,416)
                                                        ------------  ------------

Cash flow from investing activities:
  Purchase of property and equipment                         (2,236)      (27,174)
  Proceeds from sale of property and equipment                7,823         4,000
  Purchase of intangibles                                    (6,096)       (2,993)
                                                        ------------  ------------
Net cash used by investing activities                          (509)      (26,167)
                                                        ------------  ------------

Cash flow from financing activities:
  Proceeds from issuance of common stock and warrants       159,033       675,000
  Proceeds from notes payable                                15,000        84,000
  Proceeds from notes from stockholder                          720        25,100
  Payments on stockholder notes                              (4,049)      (39,300)
  Payments on notes payable                                  (3,500)            -
  Increase on stock subscription note receivable                  -          (666)
                                                        ------------  ------------
Net cash provided by financing activities                   167,204       744,134
                                                        ------------  ------------

Increase (decrease) in cash position                           (922)      (17,449)
Cash at beginning of year                                       992        18,441
                                                        ------------  ------------
Cash at end of year                                     $        70   $       992
                                                        ============  ============

                 The accompanying notes are an integral part of
                          these financial statements.

                              PAGELAB NETWORK, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES AND OTHER INFORMATION

Nature  of  Business
--------------------

PageLab Network, Inc. (the "Company") has developed an artificial intelligence-based, next generation dialogue search engine, Subjex. The Subjex engine is a licensable software applicable for on-site Web search, private databases, and wireless device infrastructures. In addition to the licensing capability, the Subjex.com Web portal provides the search tool free to internet users, thereby demonstrating the dialogue capabilities of the Subjex engine and building a large transaction hub around e-commerce activity that occurs routinely via search engines.

Merger  of  Business
--------------------

In November 1999, a plan of acquisition was arranged between an inactive public shell, Imcro, Inc., and a private operating company, PageLab Network, Inc., a Nevada corporation.

Revenue  Recognition
--------------------

The Company has adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". Revenue from the sales of software licenses is recognized upon shipment of the software to the customer. Service and maintenance revenue includes fees for customer development services, consulting, and support and maintenance services. The Company bills each customer for maintenance prior to the beginning of the contract period and recognizes revenue ratably over the life of that contract. Revenue related to development and consulting services is recognized using the percentage -of-completion method.


                                  (Continued)

                              PAGELAB NETWORK, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  AND  OTHER
            INFORMATION  (Continued)

Cash  Equivalents
-----------------

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with a maturity of three months or less. There were no cash equivalents in 2001 or 2000.

Fixed  Assets
-------------

Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of five years for equipment.

Intangibles
-----------

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


                                  (Continued)

                              PAGELAB NETWORK, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  AND  OTHER
            INFORMATION  (Continued)

Impairment  of  Long-Lived  Assets
----------------------------------

The Company evaluates the carrying value of its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. To date, management has established provisions for the impairment of its fixed and intangible assets in the event sufficient revenues do not materialize in the near future.

Fair  Value  of  Financial  Instruments
---------------------------------------

The fair values of the Company's demand notes payable, note payable to bank, and long-term debt are estimated based on interest rates for the same or similar debt having the same or similar remaining maturities with similar risk and collateral requirements. The estimated fair values of notes payable and long-term debt was approximately $122,000 at December 31, 2001 and $111,000 as of December 31, 2000.

Research  and  Development
--------------------------

Research and development costs, whether performed by the Company or by outside parties under contract, are charged to operations as incurred.


                                  (Continued)

                              PAGELAB NETWORK, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION (Continued)

Basic  and  Diluted  Net  Loss  Per  Share
------------------------------------------

Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments, unless their effect is antidilutive, thereby reducing the loss or increasing the income per common share.

The Company has granted options and warrants to purchase shares of common stock at various amounts per share (see Note 6). Those options and warrants were not included in the computation of dilutes earnings per share because the Company incurred losses in both years. The inclusion of potential common shares in the calculation of dilutes loss per share would have an antidilutive effect. Therefore, basic and diluted loss per share amounts are the same in each period presented.

Concentrations,  Risks  and  Uncertainties
------------------------------------------

     Use  of  Estimates
     ------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Disputed  Liabilities
     ---------------------

     During 2001, the Company was billed $20,082 for goods and services it claims it did not receive. These disputed liabilities are not reflected in the accompanying financial statements. Management feels that no amounts will ever have to be paid on this disputed liabilities. Due to uncertainties, however, it is at least reasonably possible that management's estimate will change during the next year. That amount can not be estimated.


                                  (Continued)

                              PAGELAB NETWORK, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION (Continued)

Concentrations,  Risks  and  Uncertainties  (Continued)
------------------------------------------

     Disputed  Liabilities  (Continued)
     ---------------------

     In 2001, the Company entered into agreements to issue 1,021,900, some restricted and some unrestricted, shares of its common stock to various service providers. The Company later found that these service providers had not performed any services for the Company. Accordingly, the Company notified its stock transfer agent to cancel these disputed certificates. The restricted certificates can be canceled when presented, but the unrestricted shares are only cancelable if the certificates are voluntarily returned. To date none of the disputed certificates have been voluntarily returned. At December 31, 2001, these disputed shares are shown as outstanding in the accompanying financial statements. The Company's ability to recover any of these shares can not be determined.

Comprehensive  Income
---------------------

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with the Company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to nonowner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. For the years ended December 31, 2001 and 2000, net income and comprehensive income were equivalent.


                                  (Continued)

                              PAGELAB NETWORK, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION (Continued)

Income  Taxes
-------------

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the "liability method" of accounting for income taxes. The Company's net operating loss carryforwards are fully allowed for due to questions regarding the Company's ability to utilize these losses before they expire.

Reclassifications
-----------------

Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation. These reclassifications had no net income effect.


NOTE  2  -  BASIS  OF  PRESENTATION

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $1,737,918 in the year ended December 31, 2001 and has incurred net losses of $3,042,414 inception to date. In addition, as of December 31, 2001, the Company had a stockholders' deficit of $693,131.

These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's working capital requirements for 2000 were met by the issuance of common stock and exercise of warrants of $675,000 and the receipt of $84,000 in bridge financing. In 2001, insufficient working capital could not be raised and the Company was forced to terminate employees and vacate its offices. At present the Company is fully dependent upon the support of its President and largest stockholder for the maintenance of its corporate status.


                                  (Continued)

                              PAGELAB NETWORK, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE  2  -  BASIS  OF  PRESENTATION  (Continued)

The Company continues to seek debt and equity financing to fund its working capital needs. The Company is also seeking a merger candidate. Failure of the Company to find a merger candidate and achieve profitable operations or the failure of its stockholder(s) to fund necessary expenses of the Company could result in the Company being unable to continue as a going concern. No estimate can be made of the range of loss that is reasonably possible should the Company be unsuccessful.


NOTE  3  -  PROPERTY  AND  EQUIPMENT

Property and equipment consisted of the following at December 31:

                                      2001       2000
                                    ---------  --------

     Office and computer equipment  $ 27,990   $44,134
     Vehicles                              -     4,000
                                    ---------  --------
                                      27,990    48,134
     Accumulated depreciation         (8,206)   (8,313)
     Reserve for impairment          (14,784)        -
                                    ---------  --------

                                    $  5,000   $39,821
                                    =========  ========

Depreciation expense was $9,449 in 2001 and $9,259 in 2000.


NOTE  4  -  INTANGIBLE  ASSETS

Intangible assets consisted of the following at December 31:

                                  2001       2000
                               ----------  ---------

     Technology                $ 250,000   $250,000
     Trademarks                   10,804      4,708
                               ----------  ---------
                                 260,804    254,708
     Accumulated amortization   (117,475)   (66,802)
     Reserve for impairment     (122,329)   (91,667)
                               ----------  ---------

                               $  21,000   $ 96,239
                               ==========  =========

NOTE  5  -  LONG  TERM  DEBT

Long-term debt consisted of the following at December 31:

                                                    2001      2000
                                                  --------  ---------

     6% note payable to majority stockholder,
       payable in monthly installments of
       $2,915, including interest, to April 1,
       2004, unsecured.                           $110,919  $114,906

     6% note payable to majority stockholder,
       payable in fully, including interest,
       on September 1, 2003, unsecured.             20,000    20,000

     10% subordinated convertible notes, payable
       in quarterly interest-only payments,
       with principal due at various dates
       through March 2002, unsecured (a) (b).       94,000    54,000

     Other                                               -     3,342
                                                  --------  ---------
                                                   224,919   192,248
     Less current maturities                       160,184   (96,237)
                                                  --------  ---------

                                                  $ 64,735  $ 96,011
                                                  ========  =========

(a) The holders of these notes have the right to convert each dollar of unpaid principal to one share of common stock. As additional incentive, the Company also granted warrants to purchase 94,000 shares of the Company's common stock for $1.00 per share. These warrants are immediately exercisable and expire December 31, 2002. The value ascribed to these warrants was nominal using the Black-Scholes option pricing model.

(b) At December 31, 2001, $54,000 of these convertible notes were in default. Subsequent to December 31, 2001, the balance of these notes became due and entered into default. In March 2002, a $5,000 convertible note was converted into 125,000 shares of the Company's common stock at $.04 per share.


                                  (Continued)

                              PAGELAB NETWORK, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE  5  -  LONG  TERM  DEBT  (Continued)

Approximate  maturities  of  long-term  debt  are  as  follows:

Years ending December 31:
  2002                      $160,184
  2003                        53,206
  2004                        11,529
                            --------

                            $224,919
                            ========

NOTE  6  -  STOCK  OPTIONS  AND  WARRANTS

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


                                  (Continued)

                              PAGELAB NETWORK, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE  6  -  STOCK  OPTIONS  AND  WARRANTS  (Continued)

Grants under that Plan are accounted for following APB Opinion No. 25 and related interpretations. Compensation costs for options granted to nonemployees of $27,075 were charged to income for the stock option grants for the year ended December 31, 2000. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

     Expected  dividend  yield                         -
     Expected  stock  price  volatility              20%
     Risk-free  interest  rate              5.01 - 5.20%
     Expected  life  of  options             2 - 3 years

A summary of outstanding options under the Plan is as follows:

                                 2001                     2000
                      -------------------------  -----------------------
                                      Weighted-               Weighted-
                                        Average                 Average
                                       Exercise                Exercise
                         Shares           Price    Shares         Price
                      ------------  -----------  ----------  -----------
Outstanding at
 beginning of period    2,008,970   $      0.50  1,200,000   $       .02
   Granted                 40,000          1.00  1,088,970           .75
   Exercised             (200,000)   .20 to .75    (30,000)          .20
   Canceled            (1,020,000)          .20   (250,000)          .20
                      ------------  -----------  ----------  -----------

Outstanding at
 end of period            828,970   $.20 to .50  2,008,970   $.20 to .50
                      ============  ===========  ==========  ===========

Weight-average fair
  value of options
  granted during the
  year                              $         -              $       .15
                                    ===========              ===========


                                  (Continued)

                              PAGELAB NETWORK, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE  7  -  INCOME  TAXES

The Company's net operating loss carryforwards are fully allowed for due to questions regarding the Company's ability to utilize these losses before they expire.

                                        2001         2000
                                    -----------  -----------
Deferred tax asset relating to net
  operating loss carryforwards      $  630,000   $  310,000
Valuation allowance                   (630,000)    (310,000)
                                    -----------  -----------

Net deferred tax asset              $        -   $        -
                                    ===========  ===========

At March 31, 2001, the Company
has carryforwards as follows:

                                       Federal      State
                                    -----------  -----------

    2014                             $   49,000   $   49,000
    2015                              1,010,000    1,010,000
    2016                              1,051,000    1,051,000
                                    -----------  -----------

                                    $2,110,000   $2,110,000
                                    ===========  ===========


                                  (Continued)

                              PAGELAB NETWORK, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE  8  -  SUPPLEMENTAL  INFORMATION

                                                2001     2000
                                               -------  -------

Supplemental disclosure of
cash flow information:
    Cash paid during the year for interest     $ 2,619  $ 6,628
                                               =======  =======

Supplemental disclosure of noncash investing
  and activities:
    Transfer of vehicle to stockholder for
      long-term debt                           $ 4,000  $     -
                                               =======  =======
    Common stock issued for fixed assets       $ 4,500  $     -
                                               =======  =======
    Common stock issued and warrants and
      options exercised for liabilities        $49,063  $     -
                                               =======  =======
    Long-term debt converted to common stock   $     -  $50,000
                                               =======  =======
    Note payable incurred for the purchase of
      property and equipment                   $     -  $ 4,000
                                               =======  =======


                                  (Continued)

                              PAGELAB NETWORK, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE  9  -  LEASE

The Company leases its offices under a month-to-month operating lease. Rent expense was $27,784 in 2001 and $28,000 in 2000.

NOTE  10  -  SUBSEQUENT  EVENTS

     Merger  Attempt
     ---------------

     In January 2002, the Company entered into an agreement to merge with a publicly traded company. The Company issued 27,500,000 restricted shares to the parties involved in this merger. When the other party did not perform as required in the merger agreement the Company terminated the agreement. The $20,000 earnest money received has been retained by the Company as agreed to by the other party. The other party has not returned the restricted stock certificates issued in contemplation of this merger. The Company's stock transfer has canceled these certificates in the Company's records. If presented for removal of this restrictive legend the physical certificates will also be canceled.

     Debt  Conversions
     -----------------

     In 2002, the Company has entered into signed agreements with various creditors to settle $278,327 in debt upon issuance of 1,031,958 shares of the Company's common stock and payment of $7,381 in cash. Shares have yet to be issued and the cash payments have not yet been paid in satisfaction of this debt.