Form 10QSB
period 2002-03-31
PAGELAB NETWORK INC
filed 2002-06-11
CIK 1107699

U. S. SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002
                  ---------------------------------------------

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

                                 (612) 331-2234
                         (Registrant's telephone number)
     Check whether the issuer (1) filed all reports required to be filed by

Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

The number of shares outstanding of each of the registrant's classes of capital stock, as of March 31, 2002: Common Stock, no par value was 39,605,064 shares. However this was reduced by 27,500,000 on April 17th 2002 to a total number of shares outstanding of 12,105,064 (see item #2)

PAGELAB NETWORK, INC. INDEX

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                      Page
                                                                  ----

        Balance  Sheet  -                                            3

        Statements  of  Operations  -                                4

        Statements  of  Cash  Flows  -                               5


ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        7


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PAGELAB NETWORK INC.

                                  BALANCE SHEET
                                   (unaudited)

                    ASSETS

                                                     SEPTEMBER 30,    March 31,
                                                         2001           2002
                                                     -------------  ------------
                                                     (UNAUDITED)    (UNAUDITED)
CURRENT ASSETS
      Cash                                           $        427   $      (214)
Accounts Receivable                                         4,250             0
      Prepaid expenses                                     10,223             0
                                                     -------------  ------------
         Total current assets                              14,900          (214)

PROPERTY AND EQUIPMENT, NET                                23,814          5,000

INTANGIBLES, NET                                          122,802         21,600
                                                     -------------  ------------

TOTAL ASSETS                                         $    161,516   $     26,386
                                                     =============  ============

               LIABILITIES AND
               STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts Payable                               $    153,073   $    154,472
      Accrued Payroll                                     113,394        152,295
      Accrued Interest                                      5,204         22,242
      Other                                               164,333        246,874
      Current portion of long-term debt                    50,684         50,684
                                                     -------------  ------------
                                                          486,688        626,567

LONG-TERM DEBT NET OF CURRENT                              58,071         80,235

STOCKHOLDERS' EQUITY
      Common Stock, 40,000,000 shares authorized;
         no par or stated value                         2,396,709      2,322,208
      Stock Compensation Accrued                           27,075         27,075
      Accumulated deficit                            $ (2,807,027) $ (3,029,699)
                                                     -------------  ------------
TOTAL  EQUITY                                        $   (383,243)  $  (680,416)
                                                     -------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $    161,516   $     26,386
                                                     =============  ============

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                         THREE MONTHS ENDED
                                                    SEPTEMBER 30     March 31,
                                                    ---------------------------
                                                        2001           2002
                                                    -------------  ------------
REVENUES                                            $     29,029   $     20,000

COSTS AND EXPENSES
      Cost of revenues earned                              9,326              0
      Selling, general and administrative                288,747          7,293
      Research and development                            13,950              0
                                                    -------------  ------------
         Total Costs and Expenses                        312,023          7,293
                                                    -------------  ------------
OPERATION INCOME (LOSS)                             $   (282,994)  $     12,707

OTHER INCOME (EXPENSE)
      Interest expense                              $     (5,448)  $          0
      Interest income                                          0              0
      Other                                                 (420)             0
                                                    -------------  ------------
         Total Other Income and Expenses                  (5,868)             0

                                                    -------------  ------------
NET LOSS/INCOME                                     $   (288,862)  $     12,707
                                                    =============  ============


WEIGHTED AVERAGE SHARES OUTSTANDING                   11,551,570     11,325,826
                                                    =============  ============

EARNINGS PER SHARE                                  $     (0.025)  $     (0.03)
                                                    =============  ============

PAGELAB  NETWORK  INC
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                         THREE MONTHS     THREE MONTHS
                                                             ENDED           ENDED
                                                         SEPTEMBER 30,     March 31,
                                                        ---------------  --------------
                                                             2001             2002
                                                        ---------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                             $     (288,862)  $      12,707
   Adjustments required to reconcile net loss to
     net cash required by operating activities:
     Depreciation and amortization                              17,196               0
     Stock-based compensation expense                                0               0
     (Increase) decrease in:
       Accounts receivable                                       4,250
       Prepaid Expenses                                         10,223
     Increase (decrease) in:
       Accounts Payable                                        153,073            (100)
       Accrued other expenses                                  125,222         (12,901)
                                                        ---------------  --------------
   NET CASH USED IN OPERATIONS                          $       21,102   $        (294)
                                                        ---------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                0               0
   Sale of property and equipment                                4,400               0
   Purchase of intangibles                                                           0
                                                        ---------------  --------------
   Net Cash Used in Investing activities                         4,400               0
                                                        ---------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock and warrants           2,500               0
   Reduction in long-term debt                                 (27,500)              0
                                                        ---------------  --------------
   Net Cash Provided by Financing Activities                   (25,000)              0
                                                        ---------------  --------------

DECREASE IN CASH AND CASH EQUIVALENTS                              502            (294)
BEGINNING CASH BALANCE                                             (75)             80
                                                        ---------------  --------------
   ENDING CASH BALANCE                                             427            (214)
                                                        ===============  ==============

NON-CASH TRANSACTIONS:
   Long-term Debt converted to common stock                          0               0
   Issuance of Common stock for payments of services    $      185,000               0
   Adjustments to common stock for above                        40,744          87,542
   Adjustments to common stock for above                                      (545,113)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2002

The Company has been very active in is efforts to use its resources to complete a turn around of the company. With little working capital we have leveraged the determination of management and current staff to renegotiate debt, in what management felt was a positive direction.

In this quarter management made significant attempts to merge the company with other financially secure corporations. Negotiations were held with several companies who fit management's criteria for a merger candidate. With board approval, in February management entered into what it at that time felt was a good merger situation with one of these companies, which include funding and the paying off of debt. Management issued 27,500,00 shares to the merger company, who could not make good on the contract signed for a variety of reasons. Therefore after both parties acknowledged the breakdown of the merger it was promptly canceled and a stop transfer was issued on the stock, and the 27,500,000 shares of stock was returned to treasury by on April 17th 2002 reducing the total number of shares outstanding to 12,105,064.

Additional merger talks were then sought and found with another company. Terms of the second merger attempt were that our company debt be completely renegotiated and be debt free upon closing. As management reduced debt through renegotiation and the future issuance of stock, it became clear that 100% debt reduction was not attainable, so this merger too was not consummated. However - the company has drastically reduced its debt in the process. The company then decided to stop looking for a merger, and used its of lower debt as a position of strength, and sought additional funding.

In this quarter the company had approximately 5 lawsuits against it from former employees. As of April all of these suits but one have been settled and paid in full. The remaining suit is expected to be negotiated as well.

ONGOING INITIATIVES

We are in the process of raising additional financing, to re-build and strengthen the company's management team and add a new Co-President, a VP of Sales, a Marketing Product Manager, and intends to greatly improve our sales & marketing efforts.

PageLab Network intends to leverage capital and it's public market status to acquire synergistic and market-making technologies that can be delivered rapidly to the market by leveraging future client base and build out our channel strategies. We intend to attract, sell to and satisfy customers through selling and delivering solutions to meet market needs. We intend to create a pipeline of prospective mid to large-size customers through direct sales and channel development. We have identified and intend to sell initially to the top Minneapolis based markets, and to keep acquisition costs of customers low. We intend to demonstrate our products, and deliver real business value by reducing client's costs and provide an easier way of conducting business.

We expect to continue our positive and forward direction as the company continues to grow.

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