Form 10QSB
period 2002-06-30
PAGELAB NETWORK INC
filed 2002-08-19
CIK 1107699

U. S. SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002
                  --------------------------------------------

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE
                                   ACT OF 1934
                For the transition period from _______ to _______
                         Commission file Number 0-29711
\
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

The number of shares outstanding of each of the registrant's classes of capital stock, as of June 30, 2002: Common Stock, no par value was 14,507,364 shares.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

ITEM 7.  ATTACHED EXHIBIT:

CEO/CFO CERTIFICATION OF FINANCIAL STATEMENTS

SIGNATURES

================================================================================
PAGELAB NETWORK INC.
                                  BALANCE SHEET

                         ASSETS
                                                        MARCH 31,        JUNE 30,
                                                          2002             2002
                                                          ----             ----
CURRENT ASSETS
      Cash                                           $      (214)     $     25,796
Accounts Receivable                                           0              1,378
      Prepaid expenses                                        0                0
                                                     ------------     ------------
         Total current assets                               (214)           27,174

PROPERTY AND EQUIPMENT, NET                                 3,600            8,928

INTANGIBLES, NET                                           19,600           17,600
                                                     ------------     ------------

TOTAL ASSETS                                         $     22,986     $     53,702
                                                     ============     ============

               LIABILITIES AND
               STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts Payable                               $    154,472     $    124,999
      Accrued Payroll                                     152,295           74,997
      Accrued Interest                                     25,842           29,442
      Other                                               211,209          125,608
      Current portion of long-term debt                    50,684           50,684
                                                     ------------     ------------
                                                          594,502          405,730

LONG-TERM DEBT NET OF CURRENT                             115,699           89,349

STOCKHOLDERS' EQUITY
      Common Stock, 40,000,000 shares authorized;
         no par or stated value                         2,322,208        2,673,864
      Stock Compensation Accrued                           27,075           27,075
      Accumulated deficit                            $ (3,036,498)    $ (3,142,316)
                                                     ------------     ------------
TOTAL  EQUITY                                        $   (687,215)    $   (441,377)
                                                     ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $     22,986     $     53,702
                                                     ============     ============

================================================================================
                            STATEMENT OF OPERATIONS

                                                       THREE MONTHS ENDED
                                                    MARCH 31,         JUNE 30,
                                                -------------------------------
                                                     2002             2002
                                                     ----             ----
REVENUES                                        $     20,000     $      2,000

COSTS AND EXPENSES
      Cost of revenues earned                              0                0
      Selling, general and administrative             10,485           23,176
      Research and development                             0           81,042
                                                 ------------   --------------
         Total Costs and Expenses                     10,485          104.218
                                                 ------------   --------------
OPERATION INCOME (LOSS)                         $      9,515    $    (102,218)

OTHER INCOME (EXPENSE)
      Interest expense                          $     (3,600)    $     (3,600)
      Interest income                                      0                0
      Other                                                0                0
                                                -------------    -------------
         Total Other Income and Expenses              (3,600)          (3,600)

                                                -------------    -------------
NET LOSS/INCOME                                 $      5,915    $    (105,818)
                                                =============    =============


WEIGHTED AVERAGE SHARES OUTSTANDING               11,551,570       11,325,826
                                                =============    =============

EARNINGS PER SHARE                              $     (0.025)    $      (0.03)
                                                =============    =============

================================================================================
PAGELAB NETWORKS INC.
                             STATEMENT OF CASH FLOWS

                                                                    THREE MONTHS    THREE MONTHS
                                                                       ENDED            ENDED
                                                                     MARCH 31,         JUNE 30,
                                                                    ---------------------------
                                                                      2002              2002
                                                                    ---------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Loss                                                      $   5,915        $ (105,818)
      Adjustments required to reconcile net loss to
          net cash required by operating activities:
          Depreciation and amortization                                 1,400             1,400
          Stock-based compensation expense                                  0                 0
          (Increase) decrease in:
             Accounts receivable                                            0            (1,378)
             Prepaid Expenses                                               0
          Increase (decrease) in:
             Accounts Payable                                            (100)          (29,482)
             Accrued other expenses                                     7,720           (73,659)
                                                                    ----------        ----------
      NET CASH USED IN OPERATIONS                                   $  14,935         $(208,937)
                                                                    ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                    0                 0
      Sale of property and equipment                                        0             6,728
      Purchase of intangibles                                                                 0
                                                                    ----------        ----------
      Net Cash Used in Investing activities                                 0             6,728
                                                                    ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of common stock and warrants                   0           351,656
      Reduction in long-term debt                                     (15,220)         (109,980)
                                                                    ----------        ----------
      Net Cash Provided by Financing Activities                       (15,220)          241,676
                                                                    ----------        ----------

DECREASE IN CASH AND CASH EQUIVALENTS                                    (285)           26,010
BEGINNING CASH BALANCE                                                     70              (214)
                                                                    ----------        ----------
      ENDING CASH BALANCE                                               (214)            25,796
                                                                    ==========        ==========

NON-CASH TRANSACTIONS:
      Long-term Debt converted to common stock                              0                 0
      Issuance of Common stock for payments of services                     0            50,000
      Adjustments to common stock for above                                 0                 0
      Adjustments to common stock for above

================================================================================
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2002

The Company has been very active in its turnaround efforts with good success. In this quarter management sought to strengthen its management and board of directors with the addition of David Fitzgerald as a CO-President and director to the company. David has brought extensive marketing strength to the company, which has resulted in the raising of additional funds for operations.

In this quarter management settled all remaining lawsuits and raised enough funds to execute on its plan to bring its initial marketing phase into existence, and to bring its Subjex product to market. Management has reduced the majority of its debt through negotiation and the issuance of approximately 1 million shares of stock

Management has lazar focused its marketing to create a compelling Call Center solution. SubjexCRM (Customer Relationship Management) is a dynamic solution centered on delivering a considerable return on investment to companies with an Internet presence and an inbound call center. This quarter has seen the completion of the final version of the SubjexOPS (Operator Interface) system, an interface that allows call center agents to teach the SubjexVCSR (Virtual Customer Service Representative), and allows them to communicate with one another. The company is now positioned for rapid market penetration and strong revenue growth, making the company ready for sales implementation as a Call Center solution.

MANAGEMENTS RESEARCH ON THE CALL CENTER MARKET OPPORTUNITY

Currently management has found that there are over 75,000 call centers operating in the US with an annual growth rate of 2% according to a recent study by Data Monitor. It is estimated at $20 billion dollars in 2001 and expected to grow to a $50 billion market in 2003 (Meta Group, 12/2001.)

Additional research has revealed that a typical Global 3,500 firm will spend $15 to $30 million per year on software and services for its customer conversation. (Forrester research, 3/2001).

Management feels that Call Centers are inherently one of the greatest costs to companies due to the large employee/agent base required to handle incoming and outbound call traffic. In 2001 CallCenterCareers.com surveyed 492 call center professionals to determine what their staffing plans were for the remainder of 2001. 48% said that they would be increasing the number of staff in their call center despite the softening of the US economy. Additionally, costs associated with outlandishly high attrition rates coupled with lengthy training cycles, companies are forced to find scalable technologies address customer relationship management issues. Turnover among entry-level reps was reported at 73%. The highest rates of turnover were found in centers described as "outbound with selling" (187% turnover per year), followed by inbound/ outbound centers (97% turnover per year) (William Mercer Inc., 2001 Call Center Compensation Survey.)

From the data it is clear to management that 70% of the respondents indicated that 50% or more of their customer contacts are handled by the call center. This is up over 30% from previous years.

Management's goal for the quarter was to modify our existing technology to become a compelling solution for this market. The company has now finished development of such modifications to the technology, which is being deployed as a "Virtual Call Center Representative" SubjexVCSR utilizing our web/Call Center training tools (SubjexOPS), under the name SubjexCRM.

ONGOING INITIATIVES

We are in the process of raising additional financing, to further strengthen the company's management team, and improve our sales & marketing results.

PageLab Network intends to sell to a growing number of mid to large companies in our marketing pipeline. Our main focus is to add revenue to the company as a direct result of our flagship product line - Subjex. As we build a group of paying clientele using and saving money with our products, we expect to charge for the products based upon the ROI (return on investment) we can provide. The exact amount will be able to charge will be determined as we finish our current case studies. Because we deliver our technology in a Network Delivery Model, it allows us to charge a monthly fee, and allows for continual and ongoing revenues for the company.

We expect to continue our positive and forward direction as the company continues to grow.

================================================================================
                           PART II. OTHER INFORMATION

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

PAGELAB NETWORK, INC.
(registrant)

                       BY  /S/ ANDREW HYDER
                                        ANDREW HYDER, CO-PRESIDENT


                       BY  /S/ DAVID FITZGERALD
                                        DAVID FITZGERALD, CO-PRESIDENT

                                EXHIBIT  ITEM 7.

                  CEO/CFO CERTIFICATION OF FINANCIAL STATEMENTS

PURSUANT TO 18 U.S.C. STATUTE 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, THE UNDERSIGNED HEREBY CERTIFY IN THEIR CAPACITY AS OFFICERS OF PAGELAB NETWORK, INC. (THE "COMPANY") THAT (A) THE QUARTERLY REPORT OF THE COMPANY ON FORM 10-QSB FOR THE PERIOD ENDED JUNE 30, 2002 FULLY COMPLIES WITH THE REQUIREMENTS OF SECTION 13(A) OF THE SECURITIES EXCHANGE ACT OF 1934 AND (B) THE INFORMATION CONTAINED IN SUCH REPORT FAIRLY PRESENTS, IN ALL MATERIAL RESPECTS, THE FINANCIAL CONDITION OF THE COMPANY AT THE END OF SUCH PERIOD AND THE RESULTS OF OPERATIONS OF THE COMPANY FOR SUCH PERIOD.



                         BY  /S/ ANDREW HYDER
                                        ANDREW HYDER, CO-PRESIDENT


                         BY  /S/ DAVID FITZGERALD
                                        DAVID FITZGERALD, CO-PRESIDENT