Form 10QSB
period 2002-09-30
PAGELAB NETWORK INC
filed 2002-11-14
CIK 1107699

U. S. SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                -------------------------------------------------

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



                5720 Smetana Dr, Suite 325, Minnetonka, MN 55343
                    (Address of principal executive offices)

                                 (952) 931-0501
                         (Registrant's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares outstanding of each of the registrant's classes of capital stock, as of September 30, 2002: Common Stock, no par value was 18,511,664 shares.

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

ITEM  7.  ATTACHED  EXHIBIT:

CEO/CFO  CERTIFICATION  OF  FINANCIAL  STATEMENTS

SIGNATURES

================================================================================

                              PAGELAB NETWORK INC.
                                  BALANCE SHEET


                ASSETS                               JUNE 30,     SEPTEMBER 30,
                                                       2002           2002
                                                   ------------  ---------------
CURRENT ASSETS
    Cash                                           $    25,796   $        5,097
Accounts Receivable                                      1,378                0
    Prepaid expenses                                         0                0
                                                   ------------  ---------------
      Total current assets                              27,174            5,097

PROPERTY AND EQUIPMENT, NET                              8,928            9,159

INTANGIBLES, NET                                        17,600           17,600
                                                   ------------  ---------------
TOTAL ASSETS                                       $    53,702   $       31,856
                                                   ============  ===============

                LIABILITIES AND
                STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable                               $   124,990   $      122,423
    Accrued Payroll                                     74,997           74,997
    Accrued Interest                                    29,442           29,442
    Other                                              125,608          122,031
    Current portion of long-term debt                   50,684           51,870
                                                   ------------  ---------------
                                                       405,730          400,763

LONG-TERM DEBT NET OF CURRENT                           89,349           74,049

STOCKHOLDERS' EQUITY
    Common Stock, 40,000,000 shares authorized;
      no par or stated value                         2,673,864        2,767,699
    Stock Compensation Accrued                          27,075           27,075
    Accumulated deficit                            $(3,142,316)  $   (3,237,729)
                                                   ------------  ---------------
TOTAL  EQUITY                                      $  (441,377)  $     (442,955)
                                                   ------------  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $    53,702   $       31,856
                                                   ============  ===============

================================================================================

                          PAGELAB NETWORK INC.
                        STATEMENT OF OPERATIONS


                                                  THREE MONTHS ENDED
                                              JUNE 30,     SEPTEMBER 30,
                                            -----------------------------
                                                2002           2002
                                                ----           ----
REVENUES                                    $     2,000   $        1,500

COSTS AND EXPENSES
      Cost of revenues earned                         0                0
      Selling, general and administrative        23,176           32,913
      Research and development                   81,042           64,001
                                            ------------  ---------------
         Total Costs and Expenses               104,218           96,914
                                            ------------  ---------------

OPERATION INCOME (LOSS)                     $  (102,218)  $      (95,414)

OTHER INCOME (EXPENSE)
      Interest expense                      $    (3,600)  $       (3,600)
      Interest income                                 0                0
      Other                                           0                0
                                            ------------  ---------------
         Total Other Income and Expenses         (3,600)          (3,600)

                                            ------------  ---------------
NET LOSS/INCOME                             $  (105,818)  $      (98,244)
                                            ============  ===============

WEIGHTED AVERAGE SHARES OUTSTANDING          11,325,826       16,813,476
                                            ============  ===============
EARNINGS PER SHARE                          $     (0.01)  $        (0.01)
                                            ============  ===============

================================================================================

                               PAGELAB NETWORK INC
                             STATEMENT OF CASH FLOWS

                                                            THREE MONTHS    THREE MONTHS
                                                               ENDED            ENDED
                                                              JUNE 30,      SEPTEMBER 30,
                                                           -------------------------------
                                                                2002            2002
                                                           --------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Loss                                             $    (105,818)  $      (95,414)
      Adjustments required to reconcile net loss to
          net cash required by operating activities:
          Depreciation and amortization                            1,400            1,400
          Stock-based compensation expense                             0                0
          (Increase) decrease in:
             Accounts receivable                                  (1,378)               0
             Prepaid Expenses                                          0           (1,481)
          Increase (decrease) in:
             Accounts Payable                                    (29,482)          (2,567)
             Accrued other expenses                              (73,659)             457
                                                           --------------  ---------------
      NET CASH USED IN OPERATIONS                          $    (208,937)  $     (100,403)
                                                           --------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                               0              231
      Sale of property and equipment                               6,728                0
      Purchase of intangibles                                          0                0
                                                           --------------  ---------------
      Net Cash Used in Investing activities                        6,728              231
                                                           --------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of common stock and warrants        351,656           93,835
      Reduction in long-term debt                               (109,980)         (15,300)
                                                           --------------  ---------------
      Net Cash Provided by Financing Activities                  241,676           78,535
                                                           --------------  ---------------

DECREASE IN CASH AND CASH EQUIVALENTS                             26,010           20,699
BEGINNING CASH BALANCE                                              (214)          25,796
                                                           --------------  ---------------
      ENDING CASH BALANCE                                         25,796            5,097
                                                           ==============  ===============

NON-CASH TRANSACTIONS:
      Long-term Debt converted to common stock                         0                0
      Issuance of Common stock for payments of services           50,000          100,000
      Adjustments to common stock for above                            0                0
      Adjustments to common stock for above

================================================================================
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2002

The Company has been very active in its building sources of revenue with many new products and services as a result. In this quarter management sought partnerships alliances and acquisitions to strengthen its ability to sell and to increase the Company's product and service offerings. Management has started to execute on its marketing phase to bring its Subjex Exchange product suite to market. Management has acquired the necessary staff and found additional revenue sources in the process.

The company has been able to continually demonstrate its ability to raise finds to cover operations while revenue is built. Management is in the process of raising additional financing of three hundred thousand ($300,000.00) to further improve our sales & marketing results as well as cover basic operational costs. Management has broadened focus of our software platform now specializing in improved customer communication not just on or around Call Center solutions. We have found that the Subjex Exchange product suite now covers a much larger solution base than originally thought. This product offering has potential for making the Company a full service solution for customer contact, starting with and encompassing the call center.

Subjex Exchange is based on artificial intelligence technology that allows the layperson to engage in a natural 2-way conversation. These solutions typically enhance or replace in-house call center efforts and maximize the effectiveness of our clients customer contact programs. Savvy executives have long realized the importance of service in building customer loyalty, the fuel for long-term profitable growth. The goal is to give our clients' customers 24/7 access to easy, cost-effective online self-service. Moving routine interactions online saves millions annually-with increased customer satisfaction.

It is the Company's goal to provide more benefits and improving customer satisfaction by being more innovative than the competition with the following product offerings:

-    Subjex Exchange Product Suite

     -    SubjexCSR(TM) -  Virtual  Customer  Service  Representative
     -    SubjexSR(TM)  -  Virtual  Sales  Representative
     -    SubjexOEA(TM) -  Virtual  Order  Entry  Agent
     -    SubjexOPS(TM) -  Call  Center  Operator  Interface
     -    SubjexDEP(TM) -  Dialogue  Enterprise  Portal
     -    SubjexRT(TM)  -  Rapid  Training  Tool

-    Subjex Exchange Industry Solutions
     -    Subjex(TM)MD  -  Healthcare
     -    Subjex(TM)FN  -  Financial  Services
     -    Subjex(TM)INS -  Insurance
     -    Subjex(TM)MNF -  Manufacturing
     -    Subjex(TM)RTL -  Retail
     -    Subjex(TM)GOV -  Government

These are effective business tools because value flows both ways: customers get what they want faster, and the implementing company saves money as its people are freed up for more valuable activities. Result: a positive profit spiral. High satisfaction leads to increased loyalty that, over time, pumps up bottom line.

By the end of 2002, 25% of customer contacts will come through Web-based channels. Web contact center solutions and services are expected to grow by more than 100% annually from 2001 to 2004. (Gartner Group, 6/2001). The CRM market is predicted to grow from a $20 billion market in 2001 to a $50 billion market in 2003 " (Meta Group, 12/2001). The size of the customer service automation software market, worth $2.32 billion in 2001, will grow to reach $4.4 billion by the end of 2006 (Forrester 10/2001)

ONGOING  INITIATIVES

On September 1st 2002 the Company acquired B2 Ventures, Inc. as was reported in a previous 8k filing. Goals of the B2 operations will be reported in future filings as they develop. Management's decision in regards to the acquisition was based upon the understanding that B2 is able to integrate a unique group of brand-enhancing services into the Subjex business model, along with, effective customer connection strategies and experience. Management's assessment of the combined companies is that together we hold the key to transforming companies' customer contact points from average to exceptional with B2's proprietary Circular Synergy(TM) marketing approach. It is our belief that B2 has proven call center management experience with creative marketing strategies, which will aid in the sales of the Subjex Exchange platform.

Together it is believed by management that we now hold a compelling and robust and full-service client and customer solutions offering

GROWTH  STRATEGY

To  sustain  the  successful  business  momentum,  we  are:

- Focusing on Subjex Exchange solutions to drive sales growth and maximize the value of existing and new contact centers
- Aggressively using call center expertise gained through B2 acquisition to enhance our offerings as a complete customer service solutions partner
-    Attract the best alliances to supplement organic growth.
- Build new industry solutions and target market leaders in each segment to gain mind-share in each vertical market
- Partner with integrators and resellers to leverage sales growth through partner channel


Management feels that with so many dollars being spent on good customer contact and support that the Companies solutions can be sold on its ROI value. Now positioned for rapid market penetration and strong revenue growth we expect to continue our positive and forward direction as the company continues to grow revenues, with the intent to build shareholder value.

It is also management's intention to change of the company name from PageLab Network, Inc. to Subjex Corporation. This is in the works and it is at this time unknown how long this process will take.

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