Form 10KSB
period 2002-12-31
PAGELAB NETWORK INC
filed 2003-04-04
CIK 1107699

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002,

Commission file number 0-29711

Subjex Corporation
Formerly PageLab Network, Inc.
(Exact name of issuer as specified in charter)

Minnesota	41-1596056

(State or other jurisdiction of incorporation)	(IRS Employer ID Number)

5720 Smetana Dr. Suite 325, Minnetonka, MN 55343
(address of principal executive offices)

Issuer's telephone number is (952) 931-0501

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

Yes ☒	No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The estimated aggregate market value on March 28, 2003, of the voting common stock held by non-affiliates of the Issuer was $781,362 based upon an average bid and asked price of $.04 of such common stock at that date on the Over-The-Counter Bulletin Board (OTCBB: SBJX) (Formerly PGBN).

The number of shares outstanding of each of the issuer's common stock as of March 28, 2003 was 24,503,865 shares.

Transitional Small Business Disclosure Format Yes ☐ No ☒

	PAGELAB NETWORK, INC.
	FORM 10-KSB

	YEAR ENDED DECEMBER 31, 2002

	INDEX

ITEM		PAGE

	PART I

1.	Description of Business	3
2.	Description of Property	4
3.	Legal Proceedings	4
4.	Submission of Matters to a Vote of Security Holders	4

	PART II

5.	Market for Common Equity and Related Stockholder Matters	4
6.	Management's Discussion & Analysis of Financial Condition and Results of Operations	4
7.	Financial Statements	5
8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	5

	PART III

9.	Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act	5
10.	Executive Compensation	6
11.	Security Ownership of Certain Beneficial Owners and Management	6
12.	Certain Relationships and Related Transactions	20
13.	Exhibits and Reports on Form 8-K	20

	Signatures	22
	Financial Statements	F-1
	Articles of Incorporation	F-2

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this discussion which are not historical facts may be considered "forward looking statements" within the meaning of Section 21E of the Securities Act of 1934, as amended. The words "believe", "expect", "anticipate", "estimate", and similar expressions identify forward looking statements. Any forward looking statement involves risks and uncertainties that could cause actual events or results to differ, perhaps materially, from the events described in the forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events or otherwise. The risks associated with the Company's forward looking statements include, but are not limited to, risks associated with the Company's history of losses and uncertain profitability, sales and marketing strategies, competition, general economic conditions, reliance on key management and production people, current and future capital needs, dilution, effects of outstanding notes and convertible debentures, limited public market for the Company’s capital Stock, low stock price, and lack of liquidity.

The following discussion and analysis should be read in conjunction with the Financial Statements, related notes and other information included in this annual report on Form 10-KSB.

ITEM 1. Description of Business

Overview

Subjex Corporation is an innovative provider of intelligent communications solutions for the Internet and Intranet environments. It is a publicly traded Minneapolis based software services company that has developed an artificial intelligence-based next generation dialogue communication platform called Subjex Exchange™.

The Subjex dialogue engine is a software application that is licensable to business and industry. For web-connected organizations, Subjex offers tools and solutions to support website operations with fully automated, online customer service, knowledge management and marketing. Our solutions allow clients to master the art of online sales, service and communication with their customers, transforming a web site into a full-service destination for customer, employee and partner communication.

During 2002, the Company focused on expanding and marketing its software while keeping costs low. With very little operation costs the company rebuilt its technology. During this time the Company was able to bring in small revenues and venture capital to sustain itself.

Principal Products and Services

Subjex Exchange is an artificial intelligence software platform that conducts dialogue with users (through text) to dynamically converse with a normal, human-like conversation interaction. Its application can lower costs dramatically for companies who have a lot of after-sale customer contact. The Virtual Sales Rep software can converse eloquently with hundreds of simultaneous users for less than the cost of one live operator. The Virtual Sales Rep can drastically increase sales (closing ratios) by recommending ideal products for that specific individual. This is done very quickly using a short interview conversation. The key to these products is the iterative "back and forth" methodology. The system is able to learn users’ needs in a way user s are already familiar with - by "talking".

Today, Subjex is the only solution that meets all the demands of making web-based contact centers fast, easy, accurate and profitable, utilizing dialogue and iteration. The company’s Subjex Exchange software product suite supports each function of the customer service.

The Company has gained expertise in marketing its software to mid level companies. The Company has recently entered into several sales and partnering agreements.  Management is hopeful that these agreements will generate sufficient revenues to make the company profitable in 2003.

Trademarks and Patents

The Company previously pursued a policy of seeking trademark and patent protection for the Company and its products.  However, in 2002 resources were insufficient and the Company was forced to let a number of applications expire.  The Company continues to maintain a patent on the core functions of its product.

Environmental Compliance

The Company believes it is in compliance with all current federal and state environmental laws.

Employees

The Company currently has 5 full-time employees. Of the Company's full-time employees, 4 are involved in sales, marketing and administrative functions and all are involved in engineering, research and development. The Company's employees are not represented by any labor unions.  The Company considers its relations with its employees to be very good.

Competition

The Company is aware of other companies attempting to develop and market products to the same market as the Company’s products are being marketed to.  These companies have greater resources than the Company.

Recent Developments

In 2002 cash reserves were depleted and the Company was forced to lay off employees and implement other cost saving measures.  Late in 2002 and in 2003 the Company has been able to raise additional monies through private issuances of its stock.  Receipt of these monies allowed the Company to significantly increase its marketing efforts.  The Company has recently entered into several sales and partnering agreements.  Management is hopeful that these agreements will generate sufficient revenues to make the company profitable in 2003.

ITEM 2. Description of Property

The Company's principal office is located at 5720 Smetana Dr. Suite 325, Minnetonka, MN 55343, occupying approximately 1100 square feet and utilized entirely for office space. The lease is month to month. The space is rented under a written lease, which provides for a monthly payment of rent and a pro-rata share of annual operating expenses. Management believes that comparable office space is readily available if the Company were to lose its lease.

ITEM 3: Legal Proceedings

There were no legal proceedings pending or, to the Company's knowledge, that would be material to the financial position of the Company.

ITEM 4: Submission of Matters to a Vote of Security Holders

It is acknowledged that any sale or substantial restructuring of the Company will require a shareholders vote. No matters were submitted to the vote of the Company’s stockholders in 2002.

PART II

ITEM 5: Market for Common Equity and Related Stockholder Matters

(a) Market Information

               The Company’s Common Stock is traded on the Over the Counter Bulletin Board since January 2000 under the symbol “PGBN”. Since the commencement of trading, the company has changed it ticker symbol in 2003 to “SBJX”. Its high and low sales prices of common stock were $0.40 and $.015, respectively.  Since the Company is not NASDAQ qualified, these prices are inter-dealer prices and may not reflect actual value or transactions.  At December 31, 2002 the following firms were making a market in the Company’s common stock:

Price per Share – Calendar Year 2002

Quarter	High	Low

First	$0.10	$0.03
Second	$0.33	$0.02
Third	$0.23	$0.08
Fourth	$0.20	$0.07

Price per Share – Calendar Year 2001

Quarter	High	Low

First	$1.50	$0.13
Second	$0.38	$0.05
Third	$0.10	$0.03
Fourth	$0.36	$0.02

At December 31, 2002 there were 197 holders of the Company’s common stock.

(b) Dividends

              The Company has not paid dividends on its common stock and does not expect to in 2003. Although it is the company intention to pay dividends, there is no assurance that any dividends will be paid in the future, as dividends are dependent upon earnings.  Any earnings, for the foreseeable future, will be utilized to invest in projects intended to build the Company’s economic base.

ITEM 6: Management's Discussion & Analysis of Financial Condition and Results of Operations

The Company generated immaterial revenues of $23,812 in 2002 compared to revenues of $48,090 in 2001. These revenue levels have not been sufficient to sustain the Company’s operations.

Operating expenses were $783,422 in 2002 compared to $1,705,711 in 2001.  The largest cost savings in 2002 was a reduction in outside consulting fees from $1,141,655 in 2001 to $66,011 in 2002.  This cost savings was offset, in part, by an increase in payroll to $416,930 in 2002 compared to $301,876 in 2001.

Marketing and promotion costs were also increased to $22,477 in 2002 compared to $5,611 in 2001.  The uncertain nature of the market, make prediction of our future sales results of operations difficult. The Company, however, has increased its marketing efforts significantly.  The Company has recently entered into several sales and partnering agreements.  Management is hopeful that these agreements will generate sufficient revenues to make the company profitable in 2003.

We do not know if our operations will generate significant revenues quickly and if we will achieve profitable operations with out a merger and or additional capital investment. Assuming that the Company continues to obtain adequate funding the Company expects to experience significant fluctuations in its future operating results due to a variety of factors. Factors that may affect the Company's operating results include the success of marketing development, continued market acceptance of the Company's products, and management’s ability to attract more experienced personnel in marketing without spending much of its resources.

Liquidity and Capital Resources

Cash flows from operations inception to date have not been sufficient to meet the Company’s operating needs.  The accumulated deficit from inception to December 31, 2002 was $3,820,723.  To date the continued existence of the Company has depended on monies raised through the issuance of common stock.

The Company, however, is not capital intensive.  The basic product of the Company is its proprietary software which was developed by its President.  The Company’s personnel are able to do any installations.  The Company has recently entered into several sales and partnering agreements.  Management is hopeful that these agreements will generate sufficient revenues to make the company profitable in 2003.

The Company is continuing to raise monies through private sales of its common stock.  The Company feels that these issuances will provide it sufficient monies to sustain operations until operating revenues are sufficient to cover operating expenses.

ITEM 7: Financial Statements

The financial statements of the Company are included herein following the signatures.

ITEM 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In 2002, we hired a full time Director of Finance to manage the accounting and finance functions.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

MANAGEMENT

The executive officers and Directors of the Company are as follows:

Name	Age	Position

Andrew D. Hyder	36	Chief Executive Officer
		President
		Chairman of the Board

       Andrew D. Hyder has been the President and Chief Executive Officer and a Director since October 1999. He is the founder of the company and has served as President and Chief Executive Officer since its inception in 1998. He brings extensive business, software development, internet and artificial intelligence skills to the company. Andrew served as President of InteractiveHost, a successful web development, hosting and search engine, positioning company. Here he developed a search engine ranking and positioning expert system that was later sold and netted over one-half million dollars.

       He has founded and managed several successful technology and advertising-based companies. He has expertise and training in the areas of business, finance and technology including consulting, marketing, networking, software development, copyrighting, logo design, desktop publishing and direct mail. Andrew knows five different computer programming languages and most development platforms, languages such as C++, Java, Cobol, the Visual languages (Basic, C, Java), JavaScript, HTML and Perl; his technical experiences span just about every type of PC platform in use today, from Unix/Linux, Mac to Win/NT. He began computer programming flight simulators in 1978 at age 12.

       Andrew has a firm grasp of modern technologies as applied to corporate infrastructure and what it takes to build a successful public technology organization. At Subjex, he is responsible for the vision and direction of the corporation and supervision and leadership of all functional areas plus investor relations.

Name	Age	Position

Scott Bjerstedt	23	Chief Technology Officer
		Board Member

Scott Bjerstedt is the Chief Technology Officer at Subjex, responsible for managing technology operations; spearheading development, design and maintenance of the Subjex dialogue engine; and maintaining and upgrading several Linux-based servers. Scott has exceptional skills as a computer software engineer

Section (a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors and persons who beneficially own more than 10% of the Company’s Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (“SEC”).  Executive officers, directors, and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers, directors and holders of 10% or more of the Company’s Common Stock, the Company believes that its executive officers, directors and 10% shareholders complied with all Section 16(a) filing requirements applicable to them.

ITEM 10: Executive Compensation

Summary Compensation Table

The following table sets forth the compensation earned in certain fiscal years by the Company’s Chief Executive Officer including the fiscal year ended December 31, 2002.

	Annual Compensation

Name and Principal Position	Year	Salary	Bonus	All Other Compensation

Andrew D. Hyder	2002	$48,333	-	-
Director, President and Chief Executive Officer	2001	$18,000	-	-
	2000	$59,800	-	-
	1999	$10,000

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

PRINCIPAL SHAREHOLDERS

The following table sets forth certain information with respect to beneficial ownership of the Company’s Common Stock as of March 31, 2003 by: (i) each Director of the Company, (ii) each Named Executive Officer (iii) all Directors and executive officers of the Company as a group and (iv) each person or entity known by the Company to own beneficially more than five percent of the Company’s Common Stock. The address of each of the following shareholders is the same as the Company.

Name and address of Beneficial owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Andrew D. Hyder (2)	4,053,809	16.5%

All Directors and Officers	4,053,809	16.5%

(1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes generally voting power and/or investment power with respect to securities.  Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 31, 2003 (“Currently Exercisable Options”) are deemed outstanding for computing the beneficial ownership percentage of the person holding such options but are not deemed outstanding for computing the beneficial ownership percentage of any other person.  Except as indicated by footnote, the persons named in the table above have the sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)Includes 25,000 shares held by Mr. Hyder’s daughter, and includes 398,600 shares issuable pursuant to Currently Exercisable Options.

ITEM 12. Certain Relationships and Related Transactions

     In October 1999, the Company amended its Articles of Incorporation to increase the authorized shares of the Company from 25,000,000 to 50,0000,000 shares, of which 40,000,000 shares have been designated as Common Stock and 10,000,000 are Undesignated.

Mr. Hyder advanced in the form of 6% notes approximately $230,000 to the Company since its inception. A portion of these loans ($150,000) was used to purchase intellectual property from Commission Junction, Inc., located in Santa Barbara, CA.  At December 31, 2002, indebtedness owed to Mr. Hyder, after repayments or other reductions during the course of 2002, was $62,531.

ITEM 13. Exhibits and Reports on Form 8-K

(A)	EXHIBITS.

None.

(B)	REPORTS ON FORM 8-K .

     On October 1st, 2002 the company signed a contract to and closed on the purchase of B2 Ventures Inc. a Marketing and Distribution Company, from its two principles Adam Boroughs and Sam Brown for a total consideration of two million Shares of common stock of the Company.

     Subsequent to entering into this agreement the Company found that B2 Ventures, Inc. did not comply with material provisions of the Acquisition Agreement.  The Company terminated the Acquisition Agreement and did not issue the 2,000,000 shares of its common stock due to the founders of B2 Ventures, Inc.  Management feels that the material breaches of the Acquisition Agreement by B2 Ventures, Inc. protect the Company from any claim.

( C )	Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

SEC Ref. No.	Title of Document	Location

9E-411	Amended Articles of Incorporation	F-2

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.

PAGELAB NETWORK, INC.

Date: March 31, 2003

NAME	TITLE

/s/ Andrew D. Hyder	President and Chief Executive Officer,
Andrew D. Hyder	Chief Financial Officer (and Principal Financial Officer) and Director

I, Andrew D. Hyder, certify that:

1. I have reviewed this annual report on Form 10-KSB for the year ended December 31, 2002 of , Inc.;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officers, and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)         Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)         All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                   The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	By:	/s/ Andrew D. Hyder
Chairman, President

Exhibit Index

Exhibit 99.1 Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 7. Financial Statements

SUBJEX CORPORATION
(f/k/a PAGELAB NETWORK, INC.)

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001

SUBJEX CORPORATION
(f/k/a PAGELAB NETWORK, INC.)

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001

TABLE OF CONTENTS

Page

Independent Auditors' Report	1

Financial Statements:

Balance Sheets	2

Statements of Operations	3

Statements of Stockholders' Equity (Deficit)	4

Statements of Cash Flows	5

Notes to Financial Statements	8

Callahan, Johnston & Associates, LLC
Certified Public Accountants and Consultants

INDEPENDENT AUDITORS’ REPORT

To The Board of Directors
Subjex Corporation
(f/k/a/PageLab Network, Inc.)
Minneapolis, Minnesota

We have audited the accompanying balance sheets of Subjex Corporation, as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  These financial  statements are the responsibility of the Company's management.  Our  responsibility  is to express  an  opinion on these  financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the  accounting  principles  used and  significant  estimates  made by management,  as well as evaluating the overall financial statement presentation. We believe that our audit of the financial statements provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Subjex Corporation, as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 2, the Company incurred a net loss of $778,309 during the year ended December 31, 2002, and, as of that date, had an excess of liabilities over assets of $576,963.  Those conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this matter.

/s/ Callahan, Johnston & Associates, LLC

CALLAHAN, JOHNSTON & ASSOCIATES, LLC
Minneapolis, Minnesota
March 21, 2003

7400 Lyndale Avenue South, Suite 140, Richfield, MN 55423
Telephone: (612)861-0970 Fax: (612)861-5827

1

SUBJEX CORPORATION

BALANCE SHEETS

	December 31,

	2002	2001

ASSETS

Current Assets:
Cash	$28,842	$70
Accounts receivable, net	- -	- -
Prepaid expenses	4,630	- -

Total current assets	33,472	70

Fixed assets, net	5,330	5,000
Other assets	- -	600
Intangibles, net	- -	21,000

Total assets	$38,802	$26,670

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Subordinated convertible notes payable	$23,000	$94,000
Demand notes payable	20,000	41,500
Current maturities of notes payable - related party	51,002	66,184
Accounts payable	129,469	154,972
Accrued expenses:
Payroll and payroll taxes	167,081	212,527
Other	80,584	85,883
Subscribed stock	133,100	- -

Total current liabilities	604,236	655,066

Long-term debt:
Notes payable - related party	11,529	64,735

Total liabilities	615,765	719,801

Stockholders' equity (deficit):
Undesignated stock, no par or stated value;
10,000,000 shares authorized: none issued
or outstanding	- -	- -
Common stock, no par or stated value;
40,000,000 shares authorized: 24,611,888 and
11,980,064 shares issued and outstanding in
2002 and 2001	3,243,760	2,349,283
Accumulated deficit	(3,820,723)	(3,042,414)

Stockholders' equity (deficit)	(576,963)	(693,131)

Total liabilities and
Stockholders’ equity (deficit)	$38,802	$26,670

The accompanying notes are an integral part of these financial statements.

SUBJEX CORPORATION

STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001

Revenues	$23,812	$48,090

Expenses:
Selling, general and administrative	783,422	1,705,711
Research and development	- -	632
Asset impairment	4,745	45,446

	788,167	1,751,789

Operating loss	(764,355)	(1,703,699)

Other income (expense)
Interest expense	(13,954)	(31,281)
Other	- -	(2,938)

Net loss	$(778,309)	$(1,737,918)

Net loss per basic and diluted common share	$(.04)	$(.16)

Weighted average common shares
outstanding - basic and dilutes	17,551,684	11,093,085

The accompanying notes are an integral part of these financial statements.

SUBJEX CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2002 AND 2001

	Common Stock				Stockholders’
			Accumulated	Subscription	Equity
	Shares	Amount	Deficit	Receivable	(Deficit)

BALANCE, January 1, 2001	10,187,998	$1,044,167	$(1,304,496)	$(4,000)	$(264,329)
Issuance of common stock	213,000	127,700	- -	- -	127,700
Write off of subscription as uncollectible	- -	(4,000)	- -	4,000	- -
Issuance of common stock for payment of services	556,000	457,033	- -	- -	457,033
Disputed issuances of common stock for
payment of services	896,900	682,500	- -	- -	682,500
Exercise of stock options and warrants	126,166	41,883	- -	- -	41,883
Net loss	- -	- -	(1,737,918)	- -	(1,737,918)

BALANCE, December 31, 2001	11,980,064	2,349,283	(3,042,414)	- -	(693,131)

Stock issued for consulting services at
$.10 per share	280,000	28,000	- -	- -	28,000
Stock issued to purchase furniture at
$.08 per share	22,000	1,760	- -	- -	1,760
Stock issued to settle liability at
$.03 to $.35 per share	2,067,378	278,922	- -	- -	278,922
Stock issued to employees at $.06 to
$.35 per share	2,832,521	263,160	- -	- -	263,160
Stock issued for cash at $.001 to
$.23 per share	7,459,925	322,635	- -	- -	322,635
Net loss	- -	- -	(778,309)	- -	(778,309)

BALANCE, December 31, 2002	24,641,888	$3,243,760	$(3,820,723)	$ - -	$(576,963)

The accompanying notes are an integral part of these financial statements.

SUBJEX CORPORATION

STATEMENTS OF CASH FLOW

	Years Ended December 31,

	2002	2001

Cash flow from operating activities:
Net loss	$(778,309)	$(1,737,918)
Adjustments to reconcile net loss to
net cash from operating activities:
Depreciation and amortization	26,893	60,122
(Gain) loss on sale of property
and equipment	- -	2,938
Loss on asset impairment	4,745	45,446
Compensation expense for issuance of
common stock options	263,160	- -
Service fees paid in common stock	28,000	457,033
Disputed service fees paid in common stock	- -	682,050
Bad debt expense	2,000	4,250
(Increase) decrease in assets:
Accounts receivable	(2,000)	2,000
Prepaid expenses	(4,629)	2,335
Other assets	600	6,700
Accounts payable	122,682	86,232
Accrued expenses	(33,674)	221,195

Net cash used by operating activities	(370,532)	(167,617)

Cash flow from investing activities:
Purchase of property and equipment	(9,208)	(2,236)
Proceeds from sale of property and equipment	- -	7,823
Purchase of intangibles	-	(6,096)

Net cash used by investing activities	(9,208)	(509)

Cash flow from financing activities:
Proceeds from issuance of common stock and warrants	322,635	159,033
Proceeds from stock subscriptions	133,100	- -
Proceeds from notes payable	- -	15,000
Proceeds from notes from stockholder	250	720
Payments on stockholder notes	(47,473)	(4,049)
Payments on notes payable	- -	(3,500)

Net cash provided by financing activities	408,512	167,204

Increase (decrease) in cash position	28,772	(922)
Cash at beginning of year	70	992

Cash at end of year	$28,842	$70

The accompanying notes are an integral part of these financial statements.

SUBJEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION

Nature of Business

Subjex Corporation (formerly known as Pagelab Network, Inc.) (the  "Company") has developed an artificial intelligence-based, next generation dialogue search engine, Subjex.  The Subjex engine is a licensable software applicable for on-site Web search, private databases, and wireless device infrastructures.  In addition to the licensing capability, the Subjex.com Web portal provides the search tool free to internet users, thereby demonstrating the dialogue capabilities of the Subjex engine and building a large transaction hub around e-commerce activity that occurs routinely via search engines.

Merger of Business

In November 1999, a plan of acquisition was arranged between an inactive public shell, Imcro, Inc., and a private operating company, Pagelab Network, Inc., a Nevada corporation.

Revenue Recognition

The Company accounts for revenue recognition in accordance with Staff Accounting Bulletin (SAB) 101 “Revenue Recognition in Financial Statements”.  Revenues from software sales, product sales and consulting are recognized when products are shipped or services performed.  License fees are recognized upon completion of all required terms under the agreement.  The process typically begins with a customer purchase order detailing their hardware specifications so the Company can customize its software to the customer’s hardware.  Once customization is completed the Company typically transmits the software to the customer via the Internet.  Revenue is recognized at that point.  Once the software is transmitted the customers do not have a right of refusal or return.  Under some agreements the customers remit payment prior to the Company having completed customization or completion of any other required services.  In these instances the Company delays revenue recognition and instead reflects the prepayments as deferred revenue in the accompanying financial statements.

(Continued)

SUBJEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION (Continued)

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with a maturity of three months or less. There were no cash equivalents in 2002 or 2001.

Fixed Assets

Fixed assets are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.  When assets are retired or otherwise disposed of, the cost and related accumulate depreciation are removed from the accounts and the resulting gain or loss is recognized in income for the period.  The cost of maintenance and repairs is expensed as incurred; significant renewals and betterments are capitalized.  Deduction is made for retirements resulting from renewals and betterments.

Useful Lives

Computers and equipment	3 to 5 years
Furniture	5 to 7 years
Operations equipment	5 years

Intangibles

Intangibles consist primarily of software and related technology used by the Company in its business activities.  The technology was originally developed by the president of the Company.  The technology was transferred to the Company in July 1999 in exchange for notes and stock as a part of an asset purchase agreement.  The Company has valued the intangibles based on the president’s reacquisition cost of the technology from a previous employer.  The basic rights are being amortized over five years, while certain protected assets are amortized over 20 years.

The Company has also registered a number of trademarks and domain names, which it uses both in marketing and in the Internet presentation of its product.  Domain names are subject to annual renewal and are treated as expenses, though with renewal and development of recognition, future benefits may be realized.

(Continued)

SUBJEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION (Continued)

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition.  Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss.  An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles.  In 2002 and 2001, management has established provisions for the impairment of its fixed and intangible assets in the event sufficient revenues do not materialize in the near future.

Financial Instruments

Short-Term Assets and Liabilities:  The fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, stock subscriptions and short-term debt approximate their carrying values due to the short-term nature of these financial instruments.

Research and Development

Research and development costs, whether performed by the Company or by outside parties under contract, are charged to operations as incurred.

Computer Software Costs

Pursuant to Statement of financial Accounting Standards (:SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” issued by the Financial Accounting Standards Board, the Company is to capitalize certain software development and production costs once technological feasibility has been achieved.  Software development costs incurred prior to achieving technological feasibility were expenses as incurred.

(Continued)

SUBJEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION (Continued)

Computer Software Costs (Continued)

Management determined that technological feasibility occurred at the time the Company’s software was available for general release to customers.  Accordingly, no computer software development costs have been capitalized in the accompanying financial statements.  In accordance with SFAS No. 86, costs of software maintenance and customer support since the software became available for general release have been charged to expense as incurred.  Amounts expensed for ongoing software maintenance in the accompanying financial statements are as follows:

2002	$50,000
2003	$50,000

Basic and Diluted Net Loss Per Share

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

Stock-Based Consideration

The Company has applied for the fair value-based method of accounting for employee and nonemployee stock-based consideration and/or compensation in accordance with FASB Statement 123 (based on quoted market prices at the date of grant and/or as earned).

(Continued)

SUBJEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION (Continued)

Concentrations, Risks and Uncertainties

Use of Estimates

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

Accounts Receivable

The Company sells to domestic companies.  The Company grants uncollateralized credit to customers, but requires deposits on unique orders.  Management provided for an allowance for doubtful accounts at June 30, 2003.  While the ultimate collectibility may differ, management does not feel any variance would materially effect its financial statements.

	2002		2001

Accounts receivable		$2,000	$	- -
Allowance for doubtful accounts		(2,000)		- -

Accounts receivable, net	$	- -	$	- -

Disputed Liabilities

The Company has disputed liabilities as disclosed in Note 10.  These disputed liabilities are not reflected in the accompanying financial statements.  Management feels that no amounts will ever have to be paid on this disputed liabilities.  Due to uncertainties, however, it is at least reasonably possible that management’s estimate will change during the next year.  That amount can not be estimated.

(Continued)

SUBJEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION (Continued)

Comprehensive Income

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with the Company’s financial statements.  Comprehensive income is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to nonowner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities.  It includes all changes in equity during a period except those resulting from investments by or distributions to owners.  For the years ended December 31, 2002 and 2001, net income and comprehensive income were equivalent.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109,  Accounting for Income Taxes which requires the use of the  liability method  of accounting for income taxes.  The Company’s net operating loss carryforwards are fully allowed for due to questions regarding the Company’s ability to utilize these losses before they expire.

Reclassifications

Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation. These reclassifications had no net income effect.

NOTE 2 - BASIS OF PRESENTATION

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred a net loss of $778,309 in the year ended December 31, 2002 and has incurred net losses of $3,820,723 inception to date.  In addition, as of December 31, 2002, the Company had a stockholders’ deficit of $576,963.

(Continued)

SUBJEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 2 - BASIS OF PRESENTATION (Continued)

These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time.  In 2002, the Company raised working capital through the issuance of common stock, exercise of warrants and receipt of proceeds for subscribed stock totaling $455,735.  In 2002, sufficient working capital could not be raised and the Company was forced to terminate employees.  At present the Company is fully dependent upon equity financing as cash flows from operating activities are not sufficient to cover operating expenses.

The Company continues to seek debt and equity financing to fund its working capital needs.  Failure of the Company raise additional debt and equity financing in the near future and achieve profitable operations in the long-term could result in the Company being unable to continue as a going concern.  No estimate can be made of the range of loss that is reasonably possible should the Company be unsuccessful.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2002	2001

Office and computer equipment	$34,660	$27,990
Accumulated depreciation	(14,522)	(8,206)
Reserve for impairment	(14,808)	(14,784)

	$5,330	$5,000

Depreciation expense was $6,316 in 2002 and $9,449 in 2001.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31:

	2002		2001

Technology		$250,000	$250,000
Trademarks		1,715	10,804

		251,715	260,804
Accumulated amortization		(167,475)	(117,475)
Reserve for impairment		(84,240)	(122,329)

	$	- -	$21,000

(Continued)

SUBJEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 5 - DEBT

Long-term debt consisted of the following at December 31:

Notes Payable – Due on Demand

The notes payable – due on demand, represent short-term operating loans granted the Company in 2001 and 2000.  These notes are unsecured, due on demand and bear interest at 12%.  Due to cash flow difficulties the Company has been unable to repay these amounts.  A summary of activity is as follows:

	2002	2001

Beginning of year	$41,500	$30,000
Advances	- -	15,720
Repayments:
Cash	- -	(4,220)
Stock issued in repayment	(21,500)	- -

End of year	$20,000	$41,500

Convertible Notes Payable

The convertible notes payable are unsecured, bear interest at 10% and were due at various dates, with all currently being due.  Due to cash flow difficulties the Company has been unable to repay these amounts.  A summary of activity is as follows:

	2002	2001

Beginning of year	$94,000	$54,000
Advances	- -	40,000
Repayments:
Cash	- -	- -
Stock issued in repayment	(71,000)	- -

End of year	$23,000	$94,000

(Continued)

SUBJEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 5 – DEBT (Continued)

Convertible Notes Payable (Continued)

The holders of these notes have the right to convert each dollar of unpaid principal to one share of common stock.  As additional incentive, the Company also granted warrants to purchase 94,000 shares of the Company’s common stock for $1.00 per share.  These warrants were immediately exercisable and expired December 31, 2002.  The value ascribed to these warrants was nominal using the Black-Scholes option pricing model.  In 2002 $71,000 shares of this indebtedness was converted into the Company’s common stock at $.04 per share.

Notes Payable – Related Party

	2002	2001

6% note payable to majority stockholder,
payable in monthly installments of
$2,915, including interest, to April 1,
2004, unsecured.	$42,531	$110,919

6% note payable to majority stockholder,
payable in full, including interest,
on September 1, 2003, unsecured.	20,000	20,000

	62,531	130,919
Less current maturities	(51,002)	(66,184)

	$11,529	$64,735

Approximate maturities of the notes payable – related party are as follows:

Years ending December 31:
2003	$51,002
2004	11,529

$62,531

Interest on the notes payable – related party totaled $6,085 in 2002 and $10,096 in 2001.

(Continued)

SUBJEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 6 – STOCKHOLDERS EQUITY

Subscribed Stock:

In November and December 2002, the Company collected stock proceeds totaling $133,100 towards the purchase of 1,331,000 shares of the Company’s common stock at $.10 per share.  On January 31, 2003, the Company issued 1,331,000 in satisfaction of this obligation.

Stock Options:

During 1999, the Company adopted the Pagelab Network, Inc. Stock Option and Stock Award Plan (the Plan).  The Plan permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options, which do not meet the requirements of Section 422.  A total of 2,500,000 shares have been reserved under the Plan through the period ending December 31, 2002.  All options will be granted at an exercise price not less than the fair market value of the common stock on the grant date according to the plan provisions.  The options granted to participants owning more than 10 percent of the Company’s outstanding voting stock must be granted at an exercise price not less than 110 percent of fair market value of the common stock on that date.  The options shall expire on the date determined by the Board of Directors, but not greater than 10 years from the grant date.

Grants under that Plan are accounted for following APB Opinion No. 25 and related interpretations.  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected dividend yield	- -
Expected stock price volatility	20%
Risk-free interest rate	5.01 - 5.20%
Expected life of options	2 - 3 years

(Continued)

SUBJEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 6 – STOCKHOLDERS EQUITY – (Continued)

A summary of outstanding options under the Plan is as follows:

	2002		2001

		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at
beginning of period	828,970	$.20 to .50	2,008,970	$.50
Granted	- -	- -	40,000	1.00
Exercised	(9,000)	.10	(200,000)	.20 to .75
Canceled	- -	- -	(1,020,000)	.20

Outstanding at
end of period	817,970	$.20 to .50	828,970	$.20 to .50

Weight-average fair
value of options
granted during the
year		$ - -		$ - -

Warrants:

The Company issued warrants to some of the purchasers of its common stock in 2002. These warrants provide for the purchase of a share of the Company’s common stock as follows:

			Price Target
	Exercise		To Validate
Shares Under Warrant	Price	Date	Option

300,000	$.10	6/2/04	N/A
354,800	$.25	6/18/05 to	$1.00
		6/7/17

(Continued)

SUBJEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 7 - INCOME TAXES

The Company’s net operating loss carryforwards are fully allowed for due to questions regarding the Company’s ability to utilize these losses before they expire.
	2002		2000

Deferred tax asset relating to net
operating loss carryforwards		$860,000		$630,000
Valuation allowance		(860,000)		(630,000)

Net deferred tax asset	$	- -	$	- -

At December 31, 2002, the Company has carryforwards as follows:

	Federal	State

2014	$49,000	$49,000
2015	1,010,000	1,010,000
2016	1,051,000	1,051,000
2017	778,000	778,000

	$2,888,000	$2,888,000

NOTE 8 - SUPPLEMENTAL INFORMATION

	2002	2001

Supplemental disclosure of
cash flow information:
Cash paid during the year for interest	$4,689	$2,619

Supplemental disclosure of noncash investing
and activities:
Transfer of vehicle to stockholder for
long-term debt	$ - -	$4,000

Common stock issued for fixed assets	$1,760	$4,000

Common stock issued and warrants and
options exercised to settle:
Liabilities	$257,757	$49,063

Note payable - related party	$21,164	$50,000

(Continued)

SUBJEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 9 - LEASE

The Company leases its offices under a month-to-month operating lease. Rent expense was $9,335 in 2002 and $27,789 in 2001.

NOTE 10 – DISPUTED LIABILITIES

During 2001, the Company was billed $20,082 for goods and services it claims it did not receive.  These disputed liabilities are not reflected in the accompanying financial statements.  Management feels that no amounts will ever have to be paid on this disputed liabilities. Due to uncertainties, however, it is at least reasonably possible that management’s estimate will change during the next year.  That amount can not be estimated.

In 2001, the Company entered into agreements to issue 1,021,900, some restricted and some unrestricted, shares of its common stock to various service providers.  The Company later found that these service providers had not performed any services for the Company.  Accordingly, the Company notified its stock transfer agent to cancel these disputed certificates.  The restricted certificates can be canceled when presented, but the unrestricted shares are only cancelable if the certificates are voluntarily returned.  To date none of the disputed certificates have been voluntarily returned.  At December 31, 2002, these disputed shares are shown as outstanding in the accompanying financial statements.  The Company’s ability to recover any of these shares can not be determined.

In October 2002, the Company entered into an agreement to acquire B2 Ventures, Inc. for 2,000,000 shares of the Company’s common stock.  Subsequent to entering into this transaction the Company found that B2 Ventures, Inc. did not comply with material provisions of the Acquisition Agreement.  The Company terminated the Acquisition Agreement and did not issue the 2,000,000 shares of its common stock due to the founders of B2 Ventures, Inc.   Management feels that the material breaches of the Asset Agreement by B2 Ventures, Inc. protect the Company from any claim.  Due to uncertainties in the settlement of any contractual matter the ultimate resolution of this matter can not be determined at December 31, 2002.

(Continued)

NOTE 11 - SUBSEQUENT EVENTS

In 2003, the Company issued 157,215 shares of its common stock in satisfaction of debts totaling $15,722.

In 2003, the Company also issued 916,000 shares of its common stock to employees.  This stock will vest with the employees at a rate of twenty-five percent (25%) per quarter from January 31, 2003 to January 31, 2004.  Any unearned portion must be returned to the Company should employment terminate for any reason prior to vesting.