Form 10QSB
period 2003-03-31
SUBJEX CORP
filed 2003-05-20
CIK 1107699

U. S. SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
ACT OF 1934

Commission file Number 0-29711

Subjex Corporation
(Exact name of small business issuer)

Minnesota	41-1596056
(State of incorporation)	IRS Employer Identification number

5720 Smetana Dr, Suite 325, Minnetonka, MN 55343
(Address of principal executive offices)

(952) 931-0501
(Registrant's telephone number)
Check whether the issuer (1) filed all reports required to be filed by

Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

The number of shares outstanding of each of the registrant's classes of capital stock, as of March 31, 2003: Common Stock, no par value was 25,217,616 shares.

SUBJEX CORPORATION INDEX

PART I.

ITEM 1. FINANCIAL STATEMENTS	Page

Balance Sheet -	3
Statements of Operations -	4
Statements of Cash Flows -	5

ITEM 2.    CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

ITEM 3.    DISCRIPTION OF BUSINESS

ITEM 4.    DISCRIPTION OF PROPERTY

ITEM 5:    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II.

ITEM 1.    LEGAL PROCEEDINGS

ITEM 2.    CHANGE IN SECURITIES AND USE OF PROCEEDS

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

ITEM 7.    ATTACHED EXHIBIT:

CEO/CFO CERTIFICATION OF FINANCIAL STATEMENTS

SIGNATURES

PART I – ITEM 1. – . FINANCIAL STATEMENTS

BALANCE SHEET
ASSETS
	DECEMBER 31,	MARCH 31,
	2002	2003

CURRENT ASSETS
Cash	$28,842	$4,439
Accounts Receivable	0	0
Prepaid expenses	4,630	500

Total current assets	33,472	4,939

PROPERTY AND EQUIPMENT, NET	5,330	5,330

INTANGIBLES, NET	0	0

TOTAL ASSETS	$38,802	$10,269

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Subordinated Convertible Notes Payable	$23,000	$23,000
Demand Notes Payable	20,000	30,000
Current Maturities of Notes Payable
- Related Party	51,002	47,202
Accounts Payable	129,469	117,221
Accrued Expenses:
Accrued Payroll & Payroll Taxes	167,081	205,075
Other	80,584	78,663
Subscribed Stock	133,100	10,500

Total Current Liabilities	604,236	511,661

LONG TERM DEBT:
Notes Payable – Related Party	11,529	11,529

Total Liabilities	615,765	523,190

STOCKHOLDERS' EQUITY (Deficit):
Common Stock, 40,000,000 shares authorized;
no par or stated value	3,243,760	3,397,685
Accumulated deficit	$(3,820,723)	$(3,910,606)

TOTAL EQUITY	$(576,963)	$(512,921)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$38,802	$10,269

-3-

STATEMENT OF OPERATIONS

	THREE MONTHS ENDED
	DECEMBER 31,	MARCH 31,

	2002	2003

REVENUES	$23,812	$487

COSTS AND EXPENSES
Selling, general and administrative	783,422	82,067
Asset Impairment	4,745	0

Total Costs and Expenses	788,167	82,067

OPERATION INCOME (LOSS)	$(764,355)	$(81,580)

OTHER INCOME (EXPENSE)
Interest expense	$(13,954)	$(8,303)

NET LOSS/INCOME	$(778,309)	$(89,883)

WEIGHTED AVERAGE SHARES OUTSTANDING	17,551,684	25,217,616

EARNINGS PER SHARE	$(0.04)	$0.00

STATEMENT OF CASH FLOWS

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	DECEMBER 31,	MARCH 31,

	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(778,309)	$(89,883)
Adjustments required to reconcile net loss to
net cash required by operating activities:
Depreciation and amortization	26,893
Loss on Asset Impairment	4,745
Compensation Expense for Issuance of Common
Stock Options	263,160
Service Fees Paid in Common Stock	28,000
Bad Debt Expense	2,000
(Increase) decrease in:
Accounts receivable	(2,000)
Prepaid Expenses	(4,629)	4,130
Other Assets	600
Accounts Payable	122,682	(12,248)
Accrued other expenses	(33,674)

NET CASH USED IN OPERATIONS	$(370,532)	$(61,928)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(9,208)
Sale of property and equipment	0
Purchase of intangibles	0

Net Cash Used in Investing activities	(9,208)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	322,635	20,825
Proceeds from stock subscriptions	133,100	10,500
Proceeds from notes from stockholder	250	10,000
Payments on stockholder notes	(47,473)	(3,800)
Payments on notes payable	0

Net Cash Provided by Financing Activities	408,512	37,525

DECREASE IN CASH AND CASH EQUIVALENTS	28,772	24,403
BEGINNING CASH BALANCE	70	28,842

ENDING CASH BALANCE	28,842	4,439

ITEM 2.   CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

ITEM 3.    Description of Business

Overview

Subjex Corporation is an innovative provider of intelligent communications solutions for the Internet and Intranet environments. It is a publicly traded Minneapolis based software services company that has developed an artificial intelligence-based next generation dialogue communication platform called Subjex Exchange™.
The Subjex Exchange™ dialogue engine is a software application that is licensable to business and industry. For web-connected organizations, Subjex offers tools and solutions to support website operations with fully automated, online customer service, knowledge management and marketing. Our solutions allow clients to improve online sales, service and communication with their customers, transforming a web site into an automated full-service destination for customer, employee and partner communication.

During the first quarter 2003, the Company focused on expanding and marketing its software while keeping costs low. With very little operation costs the company launched a new direct mail campaign to directly sell its technology. During this time the Company was able to bring in small revenues and venture capital to sustain itself.

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
Subjex Exchange is a solution that meets all the demands of making web-based contact centers (websites) fast, easy, accurate and profitable, utilizing dialogue and iteration (a Virtual Customer Service Rep.). The company’s Subjex Exchange software product suite supports each function of customer service.

The company has gained enough expertise to market the software effectively on a mid level scale. The Company has successfully made sales with smaller companies as a result of its direct mail campaign. This campaign has seen a dramatic increase in the interest level and sales of the software. This new sales strategy in conjunction with placing the software (to sell itself) on our own web site has demonstrated to potential buyers what the potential for it can be in their own situation. With the new direct mail campaign focused on our own op-in e-mail list of 800,000 web site owners management expects to bring the company profitable in 2003.

Employees

The Company currently has 1 part time, and 4 full-time employees. Of the Company's full-time employees, 4 are involved in sales, marketing and administrative functions and all are involved in engineering, research and development. The Company's employees are not represented by any labor unions. The Company considers its relations with its employees to be very good.

ITEM 4.   Description of Property

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

(b) Dividends

The Company has not paid dividends on its common stock and does not expect to in 2003. Although it is the company intention to pay dividends at a future date, there is no assurance that any dividends will be paid in the future, as dividends are dependent upon earnings. Any earnings, for the foreseeable future, will be utilized to invest in projects intended to build the Company’s economic base.

ITEM 6:   Management's Discussion & Analysis of Financial Condition and Results of Operations

The company has generated immaterial revenues in the quarter ended March 31, 2003. However the percentages of increases in sales is significant. More importantly the company has discovered a marketing approach that will scale up according to the same percentages. The results of our direct mail campaign have given us a method of growing the business that management feels is predictable. Now that the company knows how to increase the market it is in a better position to better make prediction of our future sales results of operations. The company has 795,000 people who have submitted their web site, which we are now using for our e-mail campaign. This List is growing by an average of 30,000 submissions per month. Although we have now seen significant growth in our marketing efforts and sales results we do not know exactly when this will bring profitable operations. Profitable operations are however expected sometime in 2003. In addition the company still needs some additional capital investment. Despite the slight difficulties the company has had in raising funds over the years, the company continues to obtain adequate funding to not just survive but improve and make sales. The Company expects to experience significant fluctuations in its future earnings, but very little reduction in revenue levels once attained. The reason for this is that all sales of its software are based upon a monthly leasing plan (ASP model) and one sale will generate ongoing revenues every month. Factors that may affect the Company's operating results include the continued success of marketing, continued market acceptance of the Company's products, and management’s ability to continue without spending much of its resources.

PART II.

Item 1. - Legal Proceedings

There were two judgments put in place against the company in this quarter for less than $15,000 total. Management has made payment arrangements with these people and has no reason to believe that these judgments will adversely affect the company’s ability to execute its business plan. In addition the company has worked out a compromise with the Internal Revenue service for all of its tax debts of approximately 90,000 dollars. The terms of this arrangement are an initial payment of $5,000 (already paid) and 36 monthly payments of $2,433.33. Most of this debt was picked us as a result of the companies’ staff increases in the later part of 2002, which the company rectified in December 2002. With a replacement of our full time internal accounting, and an outsourcing with more experienced accounting personnel and payroll services, all future payroll taxes are expected to be paid on time as a normal part of operations. To the Company's knowledge there are no other items that would be material to the financial position of the Company.

Item 2 - Changes in Securities and Use of Proceeds

None.

Item 3 - Defaults on Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

It is acknowledged that any sale or substantial restructuring of the Company will require a shareholders vote. No matters were submitted to the vote of the Company’s stockholders in this quarter.

Item 5 - Other Information

None.

Item 6 – Exhibits and reports on form 8-K

None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned hereunto duly authorized.

Subjex Corporation
(registrant)
	By:	/s/ Andrew Hyder
Andrew Hyder, CEO

