Form 10QSB/A
period 2003-03-31
SUBJEX CORP
filed 2003-06-16
CIK 1107699

U. S. SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1
 TO
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

SIGNATURES

PART I – ITEM 1. – . FINANCIAL STATEMENTS

BALANCE SHEET
ASSETS
	DECEMBER 31,	MARCH 31,
	2002	2003

CURRENT ASSETS
Cash	$28,842	$4,439
Accounts Receivable	0	0
Prepaid expenses	4,630	500

Total current assets	33,472	4,939

PROPERTY AND EQUIPMENT, NET	5,330	5,330

INTANGIBLES, NET	0	0

TOTAL ASSETS	$38,802	$10,269

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Subordinated Convertible Notes Payable	$23,000	$23,000
Demand Notes Payable	20,000	30,000
Current Maturities of Notes Payable
- Related Party	51,002	47,202
Accounts Payable	129,469	117,221
Accrued Expenses:
Accrued Payroll & Payroll Taxes	167,081	205,075
Other	80,584	78,663
Subscribed Stock	133,100	10,500

Total Current Liabilities	604,236	511,661

LONG TERM DEBT:
Notes Payable – Related Party	11,529	11,529

Total Liabilities	615,765	523,190

STOCKHOLDERS' EQUITY (Deficit):
Common Stock, 40,000,000 shares authorized;
no par or stated value	3,243,760	3,397,685
Accumulated deficit	$(3,820,723)	$(3,910,606)

TOTAL EQUITY	$(576,963)	$(512,921)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$38,802	$10,269

-3-

STATEMENT OF OPERATIONS

	THREE MONTHS ENDED
	DECEMBER 31,	MARCH 31,

	2002	2003

REVENUES	$23,812	$487

COSTS AND EXPENSES
Selling, general and administrative	783,422	82,067
Asset Impairment	4,745	0

Total Costs and Expenses	788,167	82,067

OPERATION INCOME (LOSS)	$(764,355)	$(81,580)

OTHER INCOME (EXPENSE)
Interest expense	$(13,954)	$(8,303)

NET LOSS/INCOME	$(778,309)	$(89,883)

WEIGHTED AVERAGE SHARES OUTSTANDING	17,551,684	25,217,616

EARNINGS PER SHARE	$(0.04)	$0.00

STATEMENT OF CASH FLOWS

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	DECEMBER 31,	MARCH 31,

	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(778,309)	$(89,883)
Adjustments required to reconcile net loss to
net cash required by operating activities:
Depreciation and amortization	26,893
Loss on Asset Impairment	4,745
Compensation Expense for Issuance of Common
Stock Options	263,160
Service Fees Paid in Common Stock	28,000
Bad Debt Expense	2,000
(Increase) decrease in:
Accounts receivable	(2,000)
Prepaid Expenses	(4,629)	4,130
Other Assets	600
Accounts Payable	122,682	(12,248)
Accrued other expenses	(33,674)	36,073

NET CASH USED IN OPERATIONS	$(370,532)	$(61,928)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(9,208)
Sale of property and equipment	0
Purchase of intangibles	0

Net Cash Used in Investing activities	(9,208)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	322,635	20,825
Proceeds from stock subscriptions	133,100	10,500
Proceeds from notes from stockholder	250	10,000
Payments on stockholder notes	(47,473)	(3,800)
Payments on notes payable	0

Net Cash Provided by Financing Activities	408,512	37,525

DECREASE IN CASH AND CASH EQUIVALENTS	28,772	24,403
BEGINNING CASH BALANCE	70	28,842

ENDING CASH BALANCE	28,842	4,439

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
Andrew Hyder, CEO

CERTIFICATIONS*

I, Andrew Hyder, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Subjex Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 13 2003

/S/ Andrew Hyder
Andrew Hyder
CEO/CFO/Director

