Form 10QSB
period 2003-06-30
SUBJEX CORP
filed 2003-08-14
CIK 1107699

U. S. SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003
                  --------------------------------------------

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

The number of shares outstanding of each of the registrant's classes of capital stock, as of March 31, 2003: Common Stock, no par value was 24,503,865 shares.

--------------------------------------------------------------------------------
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

ITEM 5. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

ITEM 7.  ATTACHED EXHIBIT:

CEO/CFO CERTIFICATION OF FINANCIAL STATEMENTS

SIGNATURES

PART I - ITEM 1. -. FINANCIAL STATEMENTS

                                  BALANCE SHEET

Subjex
10Q  Filings  -  2003
Balance  Sheet

                                               Audited                    Unaudited
                                              12/31/2002    3/31/2003     6/30/2003
                                             ----------------------------------------
ASSETS

Current Assets
Cash                                         $    28,842         3,742   $     1,813
Account Receivable
Prepaid Expenses                                   4,630         2,000         2,000
                                             ----------------------------------------
        Total Current Assets                      33,472         5,742         3,813

Property, Equipment - NET                          5,330         5,330        10,051

Intangibles - NET                                      -             -             -

                                             ----------------------------------------
TOTAL ASSETS                                 $    38,802        11,072   $    13,864
                                             ========================================

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
Subordinated Convertible Notes Payable       $    23,000        23,000   $    23,000
Demand Notes Payable                              20,000        20,000        20,000
Current Maturities of Long-Term Debt
        - Note Payable - Related Party            51,002        47,202        13,902
        - Equipment                                                            1,415
Accounts Payable                                 129,469       132,853       134,533
Accrued Expenses:
Accrued Payroll & Payroll Taxes                  167,081       137,252       130,025
Other                                             80,584        75,167        77,435
Subscribed Stock                                 133,100
                                             ----------------------------------------
                Total Current Liabilities        604,236       435,474       400,310

Long-Term Debt
Notes Payable - Related Party                     11,529        11,529        11,529
Long-Term Equipment Loan                                                       3,306

                                             ----------------------------------------
          Total Liabilities                      615,765       447,003       415,145
                                             ----------------------------------------

Stockholders Equity
Common Stock, 40,000,000 shares authorized;
no par or stated value                       $ 3,243,760     3,454,045   $ 3,542,506
Accumulated deficit                           (3,820,723)   (3,889,976)   (3,943,787)

Total Equity                                    (576,963)     (435,931)     (401,281)


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $    38,802   $    11,072   $    13,864

                            STATEMENT OF OPERATIONS

Subjex
10Q  Filings  -  2003
Statement  of  Operations



                                        Audited             Unaudited
                                       Year Ended       Three Months Ended
                                       12/31/2002    3/31/2003     6/30/2003
                                      ----------------------------------------
REVENUES                              $    23,812   $       487   $     3,300

COSTS AND EXPENSES
Selling, general and administrative       783,422        69,741        57,110
Research and Development                        -             -             -
Asset Impairment                            4,745             -             -

Total Costs and Expenses                  788,167        69,741        57,110
                                      ----------------------------------------

                                      ----------------------------------------
OPERATION INCOME (LOSS)                  (764,355)      (69,254)      (53,810)
                                      ----------------------------------------
OTHER INCOME (EXPENSE)
Interest expense                          (13,954)            -             -
Other                                                         -             -

NET LOSS/INCOME                       $   778,309   $    69,254   $    53,810
                                      ----------------------------------------


WEIGHTED AVERAGE SHARES OUTSTANDING    17,551,684    24,026,435    25,675,929


EARNINGS PER SHARE                    $     (0.04)  $     (0.00)  $     (0.00)
                                      ========================================

                            STATEMENT OF CASH FLOWS


Subjex
10Q  Filings  -  2003
Statement  of  Cash  Flows


                                                    Audited         Unau         dited
                                                   Year Ended    Three Mont    hs Ended
                                                   12/31/2002    3/31/2003     6/30/2003
                                                  ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                          $  (778,309)  $   (69,254)  $  (53,810)
Adjustments required to reconcile net loss to
net cash required by operating activities:
Depreciation and amortization                          26,893
Loss on Asset Impairment                                4,745
Compensation Expense for Issuance of Common
Stock Options                                         263,160
Service Fees Paid in Common Stock                      28,000
Bad Debt Expense                                        2,000
(Increase) decrease in:
Accounts receivable                                    (2,000)
Prepaid Expenses                                       (4,629)        2,629
Other Assets                                              600
Accounts Payable                                      122,682         3,384        1,679
Accrued other expenses                                (33,674)      (35,245)      (4,958)
                                                  ---------------------------------------
NET CASH USED IN OPERATIONS                       $  (370,532)  $   (98,486)  $  (57,089)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                     (9,208)                    (4,721)
Proceeds from Long-Term Loan                                                       4,721
Sale of property and equipment
Purchase of intangibles
                                                  ---------------------------------------
Net Cash Used in Investing activities             $    (9,208)  $         -   $        -


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and
warrants                                              322,635       210,286       88,460
Proceeds from stock subscriptions                     133,100      (133,100)
Proceeds from notes from stockholder                      250
Payments on stockholder notes                         (47,473)       (3,800)     (33,300)
Payments on notes payable
                                                  ---------------------------------------
Net Cash Provided by Financing Activities         $   408,512   $    73,386   $   55,160
                                                  ---------------------------------------
ONCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       28,772       (25,100)      (1,929)
                                                  =======================================
BEGINNING CASH BALANCE                                     70        28,842        3,742

ENDING CASH BALANCE                               $    28,842   $     3,742   $    1,813

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

ITEM 3. Description of Business

Overview

Subjex Corporation is an innovative provider of intelligent dialogue communication solutions for the Internet and Intranet environments. It is a publicly traded Minneapolis based company that has developed an artificial intelligence-based next generation dialogue communication platform called Subjex Exchange(TM).

The Subjex Exchange(TM) dialogue engine is a software application that is licensable to business and industry. For web-connected organizations, Subjex offers tools and solutions to support website operations with fully automated, online customer service, knowledge management and marketing. Our solutions allow clients web site visitors talk (using a text based interface) to Virtual Sales people, and Virtual customer service representatives. The products can improve online sales, and lower customer contact cost considerably.

During the second quarter 2003, the Company focused on executing its marketing plan. With very little operation costs the company stepped up its a new direct email campaign to directly sell its technology. In addition management started a telemarketing direct commissioned sales force to bring in partners and resellers. During this time the Company was able to bring in small revenues and venture capital to sustain itself.

Principal Products and Services

Subjex Exchange is an artificial intelligence software platform that conducts dialogue with users (through text) to dynamically converse with a normal, human-like conversation interaction. Its application can lower costs dramatically for companies who have a lot of after-sale customer contact. The Virtual Sales Rep software can converse eloquently with hundreds of simultaneous users for less than the cost of one live operator. The Virtual Sales Rep can drastically increase sales (closing ratios) by recommending ideal products for that specific individual. This is done very quickly using a short interview conversation. The key to this product it is a very easy to use training system. Trained by a back end software system called SubjexOPS the system allows trainers (clients when licensed) sometimes called operators to answer questions that the system does not know (in real time), then the system never needs to be trained about that specific question again. The system just keeps becoming smarter and smarter about the subject that it is implemented to talk about. All questions can be modified and changed too.

The key to these products is the iterative "back and forth" methodology. The system is able to learn users' needs in a way user s are already familiar with - by "talking".

Subjex Exchange is a solution that meets all the demands of making web-based contact centers (websites) fast, easy, accurate and profitable, utilizing dialogue and iteration (a Virtual Customer Service Rep.). The company's Subjex Exchange software product suite supports each function of customer service.

The company has gained enough expertise to market the software effectively on a large scale through partnership. The Company has successfully made sales with smaller companies as a result of its direct mail campaign and the company had made partners sales with commitments by our partners to sell to their own clients. This campaign has seen a dramatic increase in the interest level and sales of the software. This new sales strategy in conjunction with placing the software (to sell itself) on our own web site has demonstrated to potential buyers what the potential for it can be in their own situation. With all this and the new direct mail campaign focused on our own op-in e-mail list of 820,000 web site owners management expects to bring the company profitable in 2003.

Employees

The Company currently has 6 commissioned sales people, and 4 full-time employees. Of the Company's full-time employees, 4 are involved in sales; marketing and administrative functions and all are involved in engineering, research and development. The Company's employees are not represented by any labor unions. The Company considers its relations with its employees to be very good.

ITEM 4. Description of Property

The Company's principal office is located at 5720 Smetana Dr. Suite 325, Minnetonka, MN 55343, occupying approximately 1100 square feet and utilized entirely for office space. The lease is month to month. The space is rented under a written lease, which provides for a monthly payment of rent and a pro-rata share of annual operating expenses. Management believes that comparable office space is readily available if the Company were to lose its lease. Management has requested negotiations of a long-term lease with the property owners in this location.

ITEM 5: Market for Common Equity and Related Stockholder Matters

          (a)  Market  Information

               The Company's Common Stock was traded on the Over the Counter Bulletin Board since January 2000 under the symbol "PGBN". Since the commencement of trading, the company has changed it ticker symbol in 2003 to "SBJX". Its high and low sales prices of common stock were $0.40 and $.015, respectively. Since the Company is not NASDAQ qualified, these prices are inter-dealer prices and may not reflect actual value or transactions.

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



ITEM 6: Management's Discussion & Analysis of Financial Condition and Results of Operations

The company has generated immaterial revenues in the quarter ended June 30, 2003. However the percentages of increases in sales is significant. More importantly the company has further improved its marketing approach that we expect to grow according to the same percentages for the foreseeable future. The results of our telemarketing and direct mail campaign have given us a method of growing the business that management feels is becoming more predictable. The company now has 820,000 people who have submitted their domain site, which we are now using for our e-mail campaign. This List is growing by an average of 15,000 good submissions per month. Although we have seen significant growth in our marketing efforts and sales results we do not know exactly when this will bring profitable operations. Profitable operations are however expected sometime in 2003. In addition the company still needs some additional capital investment. Despite the success and difficulty the company as had in raising funds over the years, the company continues to obtain adequate funding to not just survive but improve and make sales. The Company expects to experience significant fluctuations in its future earnings, but very little reduction in revenue levels once attained. The reason for this is that all sales of its software are based upon a monthly leasing plan (ASP model) and one sale will generate ongoing revenues every month. Factors that may affect the Company's operating results include the continued success of marketing, continued market acceptance of the Company's products, and management's ability to continue without spending much of its resources.

PART II.

ITEM 1. - LEGAL PROCEEDINGS

There were two judgments put in place against the company in the first quarter of 2003 for less than $15,000 total. Management made payment arrangements with these people and has continued to make payments on them. Management has no reason to believe that these judgments will adversely affect the company's ability to execute its business plan. In addition the company has submitted an Offer in compromise to the Internal Revenue service for all of its IRS debt of approximately $90,000 dollars. The terms of this arrangement are an initial payment of $5,000 (already paid) and 36 monthly payments of $2,433.33. Most of this debt was picked us as a result of the companies staff increases in the later part of 2002, which the company rectified in December 2002. With a replacement of our full time internal accounting, and an outsourcing with more experienced accounting personal and with a new payroll service in place, all future payroll taxes are expected to be paid on time as a normal part of operations. To the Company's knowledge there are no other items that would be material to the financial position of the Company.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

It is acknowledged that any sale or substantial restructuring of the Company will require a shareholders vote. No matters were submitted to the vote of the Company's stockholders in this quarter.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   SUBJEX CORPORATION
                                   (registrant)



                                   BY /S/ ANDREW HYDER
                                      ----------------------
                                      ANDREW HYDER, CEO