Form 10QSB
period 2003-09-30
SUBJEX CORP
filed 2003-11-12
CIK 1107699

U. S. SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                -------------------------------------------------

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

The number of shares outstanding of each of the registrant's classes of capital stock, as of September 30th, 2003: Common Stock, no par value was 28,533,145 shares.

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

ITEM 7. ATTACHED EXHIBIT:

CEO/CFO CERTIFICATION OF FINANCIAL STATEMENTS

SIGNATURES

PART I - ITEM 1. -. FINANCIAL STATEMENTS

                                  BALANCE SHEET
                                      As of



                                              12/31/2002    9/30/2003
ASSETS

CURRENT ASSETS
Cash                                              28,842
Accounts Receivable                                4,630           450
Prepaid expenses                                                 4,000
                                             ------------  ------------

Total current assets                         $    33,472   $     4,450

PROPERTY AND EQUIPMENT, NET                        5,330         4,994
                                             ------------  ------------
INTANGIBLES, NET

TOTAL ASSETS                                 $    38,802   $     9,444
                                             ============  ============


LIABILITIES AND
STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Subordinated Convertible Notes Payables           23,000        23,000
Demand Notes Payable                              20,000        20,000
Notes Payable -Related Party                      51,002
Accounts Payable                                 129,469       130,361
Cash Overdraft                                                   4,797
Accrued Payroll                                  167,081       140,600
Other Accrued Expenses                            80,584        67,129
Subscribed Stock                                 133,100

                                             ------------  ------------
Total current liabilities                    $   604,236   $   385,887

LONG-TERM DEBT NET OF CURRENT
Notes Payable -Related Party                      11,529
Long term Equipment loan                                         5,402
                                             ------------  ------------
Total Liabilities                            $   615,765   $   391,289

STOCKHOLDERS' EQUITY
Common Stock, 40,000,000 shares authorized;
no par or stated value                         3,243,760     3,633,405
Accumulated deficit                           (3,820,723)   (4,015,250)

                                             ------------  ------------
TOTAL  EQUITY                                $  (576,963)  $  (381,845)
                                             ------------  ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $    38,802   $     9,444
                                             ============  ============

                               SUBJEX CORPORATION
                                INCOME STATEMENT
                               THREE MONTHS ENDED


                                       9/30/2002     9/30/2003
REVENUES                                    1,500         5,080

COSTS AND EXPENSES
Cost of revenues earned
Selling, general and administrative        32,913        66,482
Research and development                   64,001
Asset Impairment
                                      ============  ============
Total Costs and Expenses              $    96,914   $    66,482


OPERATION INCOME (LOSS)                   (95,414)      (61,402)

OTHER INCOME (EXPENSE)
Interest expense                           (3,600)

Total Other Income and Expenses            (3,600)

NET LOSS/INCOME                       $   (99,014)  $   (61,402)
                                      ============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING    16,813,476    28,533,145

                                      ============  ============
EARNINGS PER SHARE                    $     (0.01)  $     (0.00)
                                      ============  ============

                               SUBJEX CORPORATION
                                INCOME STATEMENT
                                NINE MONTHS ENDED



                                       9/30/2002     9/30/2003
REVENUES                                   23,500         8,867

COSTS AND EXPENSES
Cost of revenues earned
Selling, general and administrative        63,382       196,715
Research and development                  145,043
Asset Impairment
                                      ============  ============
Total Costs and Expenses              $   208,425   $   196,715


OPERATION INCOME (LOSS)                  (184,925)     (187,848)

OTHER INCOME (EXPENSE)
Interest expense                           (7,200)       (6,679)

Total Other Income and Expenses            (7,200)       (6,679)

NET LOSS/INCOME                       $  (192,125)  $  (194,527)
                                      ============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING    16,813,476    28,533,145

                                      ============  ============
EARNINGS PER SHARE                    $     (0.01)  $     (0.01)
                                      ============  ============

                                    SUBJEX CORPORATION
                                 STATEMENT OF CASH FLOWS
                                    NINE MONTHS ENDED



                                                         9/30/2002          9/30/2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                             $       (188,525)  $       (194,527)
Adjustments required to reconcile net loss to
net cash required by operating activities:
Depreciation and amortization                                   2,800              5,702
(Increase) decrease in:
Accounts receivable                                            (1,378)              (450)
Prepaid Expenses                                               (1,481)               629
Increase (decrease) in:
Accounts Payable                                              (32,149)               892
Accrued other expenses                                       (101,420)           (39,936)
                                                      ---------------    ---------------
NET CASH USED IN OPERATIONS                          $       (322,153)  $       (227,690)
                                                      ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                231           (5367.00)
Proceeds from long term loans                                (125,280)           (62,531)
Dell Lease                                                      6,728              5,402
                                                      ---------------    ---------------
Net Cash Used in Investing activities                $       (118,321)  $        (62,496)
                                                      ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants           445,491            389,646
Proceeds from stock subscriptions                                       $       (133,100)
Cash Overdraft                                                                     4,798
                                                      ---------------    ---------------
Net Cash Provided by Financing Activities            $        445,491   $        261,344
                                                      ---------------    ---------------

DECREASE IN CASH AND CASH EQUIVALENTS                           5,017            (28,842)
BEGINNING CASH BALANCE                                             80             28,842
                                                      ---------------    ---------------
ENDING CASH BALANCE                                  $          5,097   $            -0-
                                                     ================   ================

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

The following discussion and analysis should be read in conjunction with the Financial Statements, related notes and other information included in this report.


ITEM 3.  Description of Business

Overview

Subjex Corporation is an innovative provider of intelligent dialogue communication solutions for the Internet and Intranet environments. It is a publicly traded Minneapolis based company that has developed an artificial intelligence-based text based dialogue communication platform called Subjex Exchange(TM).

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

During the third quarter 2003, the Company focused on executing its marketing plan. With very little operation costs the company has continued its direct email campaign to directly sell its technology. In addition management had continued its telemarketing direct commissioned sales force to bring in partners and resellers. During this time the Company was able to bring in small revenues and venture capital to sustain itself.

Principal Products and Services

SubjexCSR is the main artificial intelligence software product that conducts dialogue with users (through text) to dynamically converse with a normal, human-like conversation interaction. Its application can lower costs dramatically for companies who have a lot of after-sale customer contact. This Virtual Sales Rep software can converse eloquently with hundreds of simultaneous users for less than the cost of one live operator. The Virtual Sales Rep can drastically increase sales (closing ratios) by recommending ideal products for that specific individual. This is done very quickly using a short interview conversation. The key to this product it is a very easy to use training system. Trained by a back end software system called SubjexOPS the system allows trainers (clients when licensed) sometimes called operators to answer questions that the system does not know (in real time), then the system never needs to be trained about that specific question again. The system just keeps becoming smarter and smarter about the subject that it is implemented to talk about. All questions can be modified and changed too.

The key to these products is their iterative "back and forth" methodology. The system is able to learn users' needs in a way users are already familiar with - by "talking".

Subjex Exchange is a solution that meets all the demands of making web-based contact centers (websites) fast, easy, accurate and profitable, utilizing dialogue and iteration (a Virtual Customer Service Rep.). The company's Subjex Exchange software product suite supports each function of customer service.

The company has gained enough expertise to market the software effectively on a large scale through partnerships. The Company has successfully made sales with smaller companies as a result of its direct mail campaign and the company had made partners sales with commitments by our partners to sell to their own clients. This campaign has seen a dramatic increase in the interest level and sales of the software. This new sales strategy in conjunction with placing the software (to sell itself) on our own web site has demonstrated to potential buyers what the potential for it can be in their own situation. With all this and the new direct mail campaign focused on our own op-in e-mail list of 820,000 web site owners management expects to bring the company profitable in 2003.

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



ITEM 6: Management's Discussion & Analysis of Financial Condition and Results of Operations

The company has generated immaterial revenues in the quarter ended September 30, 2003. Operating expenses have been lowered for the same quarter of the previous year. However recent percentages of increases in sales are significant. More importantly the company has further improved its marketing approach that we expect to grow according to the same percentages for the foreseeable future. The results of our telemarketing and direct mail campaign have given us a method of growing the business that management feels is becoming more predictable. The company now has 850,000 people who have submitted their domain site to the search portal Subjex.net, which we are now using for our e-mail campaign to sell SubjexCSR product. This List is growing by an average of 15,000 good submissions per month. Although we have seen significant growth in our marketing efforts and sales results we do not know exactly when this will bring profitable operations. The Company's cash balances are not sufficient to meet its operational needs, which is why the company has relied on the on going sales of unregistered shares to fund operational needs. Profitable operations are however expected by the end of the year or early 2004. As sales increase the company expects future operational cash requirements to be lower still. This is because of the automation of the sales, training and installation (i.e. delivery) of its products. In addition the company still needs some additional capital investment. Despite the success and difficulty the company as had in raising funds over the years, the company continues to obtain adequate funding to not just survive but improve and make sales. The Company expects to experience significant fluctuations in its future earnings, but very little reduction in revenue levels once attained. The reason for this is that all sales of its software are based upon a monthly leasing plan (ASP model) and one sale will generate ongoing revenues every month. Factors that may affect the Company's operating results include the continued success of marketing, continued market acceptance of the Company's products, and management's ability to continue without spending much of its resources.


PART II.

ITEM 1. - LEGAL PROCEEDINGS

There were two judgments put in place against the company in the first quarter of 2003 for less than $15,000 total. Management made payment arrangements with these people and has continued to make payments on them. Management has no reason to believe that these judgments will adversely affect the company's ability to execute its business plan. In addition the company has submitted an Offer in compromise to the Internal Revenue service for all of its IRS debt of approximately $75,000 dollars. The terms of this arrangement are an initial payment of $5,000 and 36 monthly payments of $2,433.33. Most of this debt was picked up as a result of the companies staff increases in the later part of 2002, which the company rectified in December 2002. With a replacement of our full time internal accounting, and an outsourcing with more experienced accounting personal and with a new payroll service in place, all future payroll taxes are expected to be paid on time as a normal part of operations. To the Company's knowledge there are no other items that would be material to the financial position of the Company.

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

SUBJEX CORPORATION
(registrant)
                                BY  /s/ ANDREW HYDER
                                    ---------------------
                                        ANDREW HYDER, CEO