Form 10KSB
period 2003-12-31
SUBJEX CORP
filed 2004-04-15
CIK 1107699

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


             ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003


                         COMMISSION FILE NUMBER 0-29711


                               SUBJEX CORPORATION
                 (Exact name of issuer as specified in charter)


          MINNESOTA                                      41-1596056
--------------------------------            ------------------------------------
(State or other jurisdiction of                   (IRS Employer ID Number)
        incorporation)


                5720 SMETANA DR. SUITE 325, MINNETONKA, MN 55343
                    (address of principal executive offices)


             Issuer's telephone number is            (952) 931-0501


        Securities registered pursuant to Section 12(b) of the Act: NONE


           Securities registered pursuant to Section 12(g) of the Act:


    COMMON STOCK, NO PAR VALUE              OVER-THE-COUNTER BULLETIN BOARD
----------------------------------      ----------------------------------------
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

Transitional  Small  Business  Disclosure  Format   Yes  [ ]       No  [X]

                                     SUBJEX CORPORATION
                                         FORM 10-KSB

                                YEAR ENDED DECEMBER 31, 2003

                                            INDEX


      ITEM                                                                   PAGE
---------------                                                        ---------------
                                          PART I

1.                Description of Business                                            3
2.                Description of Property                                            4
3.                Legal Proceedings                                                  4
4.                Submission of Matters to a Vote of Security Holders                4

                                          PART II

5.                Market for Common Equity and Related Stockholder Matters           4
                  Management's Discussion & Analysis of Financial Condition and
6.                Results of Operations                                              4
7.                Financial Statements                                               5
                  Changes in and Disagreements with Accountants on Accounting
8.                and Financial Disclosure                                           5

                                         PART III

                  Directors, Executive Officers, Promoters and Control Persons,
9.                Compliance with Section 16(a) of the Exchange Act                  5
10.               Executive Compensation                                             6
11.               Security Ownership of Certain Beneficial Owners and Management     6
12.               Certain Relationships and Related Transactions                    20
13.               Exhibits and Reports on Form 8-K                                  20

                  Signatures                                                        22
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

ITEM  1.  DESCRIPTION  OF  BUSINESS

OVERVIEW

Subjex Corporation is an innovative provider of intelligent customer service solutions. Subjex Corporation has developed an Artificial Intelligence Software platform that is used to create virtual personalities developed on an open software distribution platform. The software chats with web site visitors, answers questions, and sells products for its clients. Making complex web site processes simple for web site visitors has become the key to rapid sales and customer retention. Subjex Corporation is setting a new standard in customer service technology that is both easily deployable and astoundingly inexpensive. The Subjex Corporation mission is to give massive value to our client base while providing Clear-continuous revenue and profit growth for our investor base. We are committed to fostering a community of developers from which our customers draw virtual personality's expert in all areas of business.

PRINCIPAL  PRODUCTS  AND  SERVICES

SubjexCSR (Customer Service Representative) is Subjex Corporation's flagship Artificial Intelligence product. SubjexCSR is used in conjunction with SubjexOPS (Operator Training System) which allows clients to train their implementation to sell their products and communicate with their users on their web site. This technology is used on the Subjex.com web site to sell itself by conducting dialogue with business owners (through text) to dynamically converse with a normal, human-like conversation chat. SubjexCSR can lower costs dramatically for companies who have web sites, and inbound calls from users of their web site. The system can converse eloquently with hundreds of simultaneous users for far less than the cost of one live operator, and can drastically increase sales (closing ratios) by recommending ideal products for that specific individual. The key to this product is its iterative "back and forth" methodology which actually conducts an interview conversation. The system is able to learn users' needs in a way users are already familiar with - by "talking".

Today, Subjex is the only customer service solution that meets all the demands of a web-based contact center utilizing software dialogue and iteration. The company's Subjex dialogue platform supports each function of customer service from the introduction to the sales process to post sale support.

TRADEMARKS  AND  PATENTS

The Company holds trademarks and patent protection for most of its business that management feels are relevant to protect the company interests. The Company continues to maintain a patent on business functions of its some of its products.

ENVIRONMENTAL  COMPLIANCE

The Company believes it is in compliance with all current federal and state environmental laws.

EMPLOYEES

The Company currently has 6 full-time employees. Of the Company's full-time employees, everyone is involved in sales, marketing and administrative functions and all are involved in engineering, research and development. The Company's employees are not represented by any labor unions. The Company considers its relations with its employees to be very good.

COMPETITION

The Company is aware of other companies selling solutions that appear to be similar to Subjex; however management is not aware of any companies that are selling the same solution as we have designed. In addition management has made the decision to focus all of our marketing efforts directly to small businesses, which our pricing model reflects. Our competitions solutions are less effective, extremely complex for the small business owner, and vastly more expensive. Our demographic target - to our knowledge - has never been exposed to this type of technology, because no one has priced an appealing product within the budget of small business. Management believes that while some companies my have greater resources than Subjex, we have superior products, at a lower price, and the experience to take a huge part of the market before our competitors realize it.

RECENT  DEVELOPMENTS

In 2003 and early 2004 Subjex Corporation has made large sales increases and is quickly increasing new registered users of the technology. Now averaging eight new clients per day, the company is reducing its reliance on selling stock to survive. In 2003 the company raised only as much money as it needed to execute its plan. With many cost saving measures in place since 2002, and our huge percentage growth in 2004, managements feels that the company will become profitable on an ongoing basis in mid 2004. In 2003 the Company has been able to raise additional monies through private issuances of its stock. Receipt of these monies allowed the Company to significantly increase its marketing efforts with out increasing expenditures.

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

ITEM  4:  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

It is acknowledged that any sale or substantial restructuring of the Company will require a shareholders vote. No matters were submitted to the vote of the Company's stockholders in 2003.

                                     PART II

ITEM  5:   MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

  (a)  MARKET  INFORMATION

     The Company's Common Stock is traded on the Over the Counter Bulletin Board since January 2000 under the symbol "PGBN". Since the commencement of trading, the company has changed it ticker symbol in 2003 to "SBJX". Its high and low sales prices of common stock were $0.035 and $0.15, respectively. Since the Company is not NASDAQ qualified, these prices are inter-dealer prices and may not reflect actual value or transactions.

The estimated aggregate market value on March 17, 2004, of the voting common stock held by non-affiliates was $1,997,991 based upon an average bid and asked price of $.07 of such common stock at that date on the Over-The-Counter Bulletin Board (OTCBB: SBJX). The number of shares outstanding of each of the issuer's common stock as of March 17, 2004 was 34,806,236 shares.

Price per Share - Calendar Year 2003

Quarter                                                High          Low
--------------------------------------------------  -----------  -----------
  First                                             $      0.11  $      0.04
  Second                                            $      0.10  $      0.04
  Third                                             $      0.15  $      0.04
  Fourth                                            $      0.11  $      0.035

Price per Share - Calendar Year 2002

Quarter                                                High          Low
--------------------------------------------------  -----------  -----------
  First                                             $     0.10   $     0.03
  Second                                            $     0.33   $     0.02
  Third                                             $     0.23   $     0.08
  Fourth                                            $     0.20   $     0.07

On December 31, 2003 there were 252 holders of the Company's outstanding 33,694,236 shares of common stock.

  (b)  DIVIDENDS

     The Company has not paid dividends on its common stock and does not expect to in 2004. Although it is the company intention to pay dividends in 2005, there is no assurance that any dividends will be paid in the future, as dividends are dependent upon earnings. Any earnings, for the 2004, will be utilized to invest in projects intended to build the Company's economic base.

  (c)  RECENT SALES OF UNREGISTERED SECURITIES

     The following discussion describes all securities sold by us during the past year without registration.

In 2003 The Company sold common stock in the amount of 4,436,200 to fund basic operations. The Company did not use underwriters, and all securities were sold by the Company. The Company did not make any public offerings of any securities; all sales were private, to accredited individuals only. The securities were sold for cash at .05 cents per share with a no par value. There were no underwriting discounts or commissions paid on these securities.

The Company has relied on section 4(2) of the section of the Securities Act of 1933 under which the Company claimed exemption from registration. The Company did not silicate for funds publicly, and had acquired signed subscription agreements from the accredited participants of the securities sold. The securities sold by the Company are not convertible warrants or options and therefore there are no terms of conversion or exercise of the securities sold.

The net offering proceeds to the Company was $221,810 which the Company used for the payment of employee salary, office rent; purchase of equipment; repayment of indebtedness; working capital. There were no indirect payments to directors, officers, or their associates; to persons owning ten (10) percent or more of any class of equity securities of the issuer; and to affiliates of the issuer; or Direct or indirect payments to others for monies raised.


ITEM 6: MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company decreased its operating expenses to $226,996 in 2003 compared to 788,167 in 2002 and $1,705,711 in 2001. In the year 2002 the Company decreased it expenditures by 47%, and in 2003 the Company further decreased its expenditures by another 71% while increasing its revenue 99%. This operational improvement was accomplished by using the Company's own automation technology for the Company's own operations. The Subjex technology is designed to increase operational and sales efficiency with fewer employees, and it is working. This manifested itself with the largest cost savings in 2003 with payroll expenses decreasing 93% and consulting costs decreasing 70%. Marketing and promotion costs were also decreased as a result of the technology's ability to autonomously close sales. In 2003 the company adjusted the accounts payable account on the books for amounts the Company had disputed and the Company feels that it does not owe in the amount of $48,052.

The Company generated increased revenues of $47,276 in 2003 compared to revenues of $23,812 in 2002. Most of the revenue increase in 2003 was due to recognizing previous revenue generated from the Subjex technology, held on the books as deferred revenue. Our revenue levels by themselves were not sufficient to sustain the Company's operations in 2003; therefore funds were raised from the sale of common stock to the Company's investor base to meet its financial needs. The Company has adopted a "just-in-time" funding method, in an effort to hold off dilution of its stock, by not raising more funds than necessary while its stock price is low.

The uncertain nature of the market has historically made revenue prediction of future sales results difficult for the Company. The Company, however, has increased its marketing efforts significantly, and is seeing large numbers of new clients using our software platform. The Company has recently seen growth rates as large as 22 new clients per day. This revenue growth is being analyzed in an effort to devise a predictable future revenue projections model in 2004.

For the first 6 months of 2004 the Company expects to continue to raise small amounts of dollars from the issuance of common stock from its current investor base. This funding is expected to bring the company into an ongoing positive cash flow situation as a result of operations and revenues. The company does not expect to experience significant negative fluctuations in its future operating results. Due to the incremental growth of its current revenues designed into the business model, management expects a predictable revenue growth track to emerge in 2004. Factors that may affect the Company's operating results include the continued success of marketing efforts, and potential mergers or acquisitions. Management does not feel that it needs additional staff, marketing or otherwise to bring the company profitable. To that end the company has used its own technology with its built-in sales and post sale abilities to automate the majority of its operation, which is proving to be massively effective, for cost effective growth and the retention of corporate resources.

LIQUIDITY  AND  CAPITAL  RESOURCES

The accumulated deficit from inception to December 31, 2003 was $4,005,247. To date most of the operations of the Company has depended on monies raised through the issuance of common stock. The Company is continuing to raise monies through private sales of its common stock as necessary. The Company feels that these issuances will provide it sufficient monies to sustain operations until operating revenues are sufficient to cover operating expenses.

The Company has and will continue using its capital resources to bring the company profitable. Once this is accomplished the company will focus its use of capital resources on the continued enhancement of its business automation methodology that brought the Company profitable. After profitability is reached management is expects an increasing growth curve in the Company's profit margin with decreasing necessary resources. The Company will use this profit to further grow its market share, start its dividend program, and additionally start a stock support and buy back program. This stock buy back program is intended to support the stock price and build a stock reserve for future use in acquisitions.

ITEM  7:  FINANCIAL  STATEMENTS

       The financial statements of the Company are included herein following the signatures.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             In our current report dated November 12, 2003, we reported that our independent auditors, Callahan, Johnston & Associates, LLC, resigned as our independent auditors. In March 2003 we engaged Carver, Moquist & Associates, LLC as our independent auditors.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


                                   MANAGEMENT

     The executive officers and Directors of the Company are as follows:

              Name                  Age                Position
------------------------------  -----------  ------------------------------
          Andrew D. Hyder           37          Chief Executive Officer
                                                      President
                                                Chairman of the Board

       Andrew D. Hyder has been the President and Chief Executive Officer and a Director since October 1999. He is the founder of the company and has served as President and Chief Executive Officer since its inception in 1998. He brings extensive marketing, software development, and artificial intelligence skills to the company. Andrew served as President of Interactive Host, a successful web development, hosting and search engine, positioning company. Here Andrew developed a search engine ranking and positioning expert system that was later sold and netted over one-half million dollars.

       He has founded and managed several technology and advertising companies. He has expertise in general areas of business, including several specialized areas such as, finance, direct mail marketing, and corporate branding. Andrew knows five different computer programming languages such as C++, Java, Cobol, the Visual languages (Basic, C, Java), JavaScript, HTML and Perl; his technical experiences span just about every type of PC platform in use today, from Unix/Linux, Mac to Win/NT. He began computer programming flight simulators in 1978 at age 12.

       Andrew has a firm grasp of modern technologies as applied to corporate infrastructure and what it takes to build a successful public technology organization. At Subjex, he is responsible for the vision and direction of the corporation and supervision and leadership of the company's Artificial Intelligence research and development.

Name                     Age                          Position
------------------  -------------  ----------------------------------------
Scott Bjerstedt          24                   Chief Technology Officer
                                                    Board Member

C.T.O. Scott Bjerstedt is the Chief Technology Officer at Subjex, responsible for managing technical operations. Scott spearheaded the engineering and development of the Subjex Platform and continues research and development of the next generation Subjex Platform. Scott has years of experience in IP security and encryption. Scott periodically serves as an expert witness on security cases for the US federal government, manages Subjex's Minneapolis Data Center, and is organizing the expansion of additional Data centers in Europe and Asia. Scott has expertise in all modern computer languages and on all computing platforms.

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

ITEM  10:  EXECUTIVE  COMPENSATION

SUMMARY  COMPENSATION  TABLE

      The following table sets forth the compensation earned in certain fiscal years by the Company's Chief Executive Officer including the fiscal year ended December 31, 2003.

                       Annual Compensation
                       -------------------
Name  and  Principal                              All  Other
Position                   Year  Salary   Bonus  Compensation
-------------------------  ----  -------  -----  ------------
                           2003  $17,083
Andrew D. Hyder            2002  $48,333      -             -
 Director, President and
 Chief Executive Officer   2001  $18,000      -             -

As authorized by the board of directors, in 2003 Andrew Hyder converted $62,500 of his note with the Company to a restricted stock grant by the Company for 1,125,000 shares of common stock. This was a conversion of debt to equity.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

                             PRINCIPAL SHAREHOLDERS

The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of March 31, 2003 by: (i) each Director of the Company, (ii) each Named Executive Officer (iii) all Directors and executive officers of the Company as a group and (iv) each person or entity known by the Company to own beneficially more than five percent of the Company's Common Stock. The address of each of the following shareholders is the same as the Company.

                                          Amount and
                                          Nature of      Percent of Class
Name and address of Beneficial owner   Beneficial Owner         (1)
-------------------------------------  ----------------  -----------------
Andrew D. Hyder (2)                           5,664,643             17.1 %
 Scott Bjerstedt                                950,000             .028 %
All Directors and Officers                    6,614,643               20 %

(1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes generally voting power and/or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 31, 2004 ("Currently Exercisable Options") are deemed outstanding for computing the beneficial ownership percentage of the person holding such options but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, the persons named in the table above have the sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)Includes 25,000 shares held by Mr. Hyder's daughter, and includes 398,600 shares issuable pursuant to Currently Exercisable Options.

(3)Mr. Bjerstedt received 500,000 shares as a compensation for services rendered.

Securities  Authorized  Under  Equity  Compensation  Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders. This chart also includes individual compensation arrangements. Descriptions of these plans are provided below.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     In October 1999, the Company amended its Articles of Incorporation to increase the authorized shares of the Company from 25,000,000 to 50,000,000 shares, of which 40,000,000 shares have been designated as Common Stock and 10,000,000 are Undesignated.

Mr. Hyder advanced in the form of 6% notes, approximately $230,000 to the Company since its inception. A portion of these loans ($150,000) was used to purchase intellectual property from Commission Junction, Inc., located in Santa Barbara, CA. At December 31, 2003, indebtedness owed to Mr. Hyder, after repayments or other reductions during the course of 2003, was $0.


ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K


     (A)  EXHIBITS.

          None.

     (B)  REPORTS  ON  FORM  8-K  .

     On November 12, 2003 we filed a current report on Form 8-K/A, dated October 27, 2003, under Item 4 related to a change in our independent auditor.

     (C)  Exhibits

      Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

       SEC Ref. No.             Title of Document                    Location
----------------------  ------------------------------------  ------------------
         9E-411          Amended Articles of Incorporation             F-2


     (C)  Exhibits


      Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.


       SEC Ref. No.             Title of Document                    Location
----------------------  ------------------------------------  ------------------
         9E-411          Amended Articles of Incorporation             F-2

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Our independent auditor, Carver Moquist & Associates, LLC, billed an aggregate of $10,500 for the 2003 year for professional services rendered for the audit of our annual financial statements. Caver Moquist & Assoicates, LLC did not bill us for any audit-related fees, tax fees or other fees for the year then ended.

Our former independent auditor, Callahan, Johnston & Associates, LLC, billed an aggregate of $12,693 for the 2003 year and $10,543 for the 2002 year for professional services rendered for the audit of our annual financial statements and review of the financial statements including our quarterly reports. Callahan, Johnston & Associates, LLC, did not bill us for any audit-related fees or other fees for the past two fiscal years.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on established pre-approval policies and procedures.


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.


SUBJEX  CORPORATION



Date:  April 13, 2004

NAME                                      TITLE

/s/  Andrew  D.  Hyder                    President and Chief Executive Officer,
------------------------------------
Andrew  D.  Hyder                         Chief Financial Officer (and Principal
                                          Financial Officer)  and  Director

                                  Exhibit Index


Exhibit  31.1            Certificate  pursuant  to  Section  302  of  the
                         Sarbanes-Oxley Act of 2002
Exhibit  32.1            Certificate  pursuant  to  Section  906  of  the
                         Sarbanes-Oxley Act of 2002

ITEM  7.  FINANCIAL  STATEMENTS

                               SUBJEX CORPORATION


                              FINANCIAL STATEMENTS


                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                               SUBJEX CORPORATION
                          (F/K/A PAGELAB NETWORK, INC.)

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                TABLE OF CONTENTS
                                -----------------


                                                                            Page
                                                                            ----

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

                        CARVER MOQUIST & ASSOCIATES, LLC
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To The Board of Directors
Subjex Corporation

Minnetonka, Minnesota

We have audited the accompanying balance sheet of Subjex Corporation, as of December 31, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Subjex Corporation, as of December 31, 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company incurred a net loss of $184,524 during the year ended December 31, 2003, and, as of that date, had an excess of liabilities over assets of $309,404. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this matter.

/s/  Carver Moquist & Associates, LLC




CARVER MOQUIST & ASSOCIATES, LLC
Minneapolis, Minnesota
March 19, 2004


--------------------------------------------------------------------------------
            1550 American Blvd. E, Suite 680, Minneapolis,  MN 55423
               Telephone: (952)854-5700        Fax: (952)854-1163

                               SUBJEX CORPORATION

                                BALANCE  SHEETS

                                                              December 31,
                                                           2003          2002
                                                        -----------  -----------
                       ASSETS
                       ------
Current Assets:
  Cash                                                       3,753       28,842
  Accounts receivable, net                                     300          - -
  Prepaid expenses                                           2,000        4,630

                                                        -----------  -----------
      Total current assets                                   6,053       33,472

Fixed assets, net                                            5,937        5,330
Other assets                                                   - -          - -
Intangibles, net                                               - -          - -

                                                        -----------  -----------

      Total assets                                          11,990       38,802

                                                        -----------  -----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current Liabilities:
  Subordinated convertible notes payable                    23,000       23,000
  Demand notes payable                                      20,000       20,000
  Current maturities of notes payable - related party          - -       51,002
  Accounts payable                                          91,637      129,469
  Accrued expenses:
    Payroll and payroll taxes                              153,303      167,081
    Other                                                   27,517       80,584
  Subscribed stock                                             - -      133,100

    Total current liabilities                              315,457      604,236
                                                        -----------  -----------

Long-term debt:
  Notes payable - related party                              5,274       11,529

                                                        -----------  -----------
    Total liabilities                                      320,731      615,765

                                                        -----------  -----------

Stockholders' equity (deficit):
  Undesignated stock, no par or stated value;
    10,000,000 shares authorized: none issued
    or outstanding                                             - -          - -
  Common stock, no par or stated value;
    40,000,000 shares authorized: 33,215,481 and
    24,611,888 shares issued and outstanding in
    2003 and 2002                                        3,796,285    3,243,760
  Note receivable - officer                                (49,779)           -
  Accumulated deficit                                   (4,055,247)  (3,820,723)

                                                        -----------  -----------

Stockholders' equity (deficit)                            (308,741)    (576,963)

                                                        -----------  -----------

  Total liabilities and
    Stockholders' equity (deficit)                          11,990       38,802

                                                        -----------  -----------

   The accompanying notes are an integral part of these financial statements.

                                SUBJEX CORPORATION

                             STATEMENTS  OF  OPERATIONS


                                                 Years Ended December 31,
                                                  2003           2,002
                                              -------------  --------------
Revenues                                      $     47,276   $      23,812

Expenses:
  Selling, general and administrative              276,966         783,422

  Asset impairment                                     - -           4,745

                                              -------------  --------------
    Total operating expense                        276,966         788,167

                                              -------------  --------------

    Operating loss                                (229,690)       (764,355)

Other income (expense)
  Interest expense                                  (5,084)        (13,954)
  Other                                                250             - -

                                              -------------  --------------

Net loss                                      $   (234,524)  $    (778,309)

                                              -------------  --------------

Net loss per basic and diluted common share   $      (0.01)  $       (0.04)

                                              -------------  --------------

Weighted average common shares
  outstanding - basic and dilutes               28,928,685      17,551,684

                                              -------------  --------------


   The accompanying notes are an integral part of these financial statements.

                               SUBJEX CORPORATION

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                     YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                   Common Stock          Note                 Stockholders'
                                                               ----------------------  Receivable Accumulated     Equity
                                                                 Shares      Amount     Officer     Deficit     (Deficit)
                                                               ----------  ----------  ---------  ------------  ----------
BALANCE, January 1, 2002                                       11,980,064  $2,349,283  $      -   $(3,042,414)  $(693,131)
  Stock issued for consulting services at $.10 per share          280,000      28,000         -           - -      28,000
  Stock issued to purchase furniture at $.08 per share             22,000       1,760         -           - -       1,760
  Stock issued to settle liability at $.03 to $.35 per share    2,067,378     278,922         -           - -     278,922
  Stock issued to employees at $.06 to $.35 per share           2,832,521     263,160         -                   263,160

  Stock issued for cash at $.10 to $.23 per share               7,459,925     322,635         -           - -     322,635
  Net loss                                                            - -         - -         -      (778,309)   (778,309)
                                                               ----------  ----------  ---------  ------------  ----------


BALANCE, December 31, 2002                                     24,641,888   3,243,760         -    (3,820,723)   (576,963)

  Stock  Subscription at $.10 per share                         1,331,000     133,100         -                   133,100

  Non cash stock compensation expense                             500,000      58,500         -           - -      58,500

  Stock issued for conversion of note at $.05 per share         1,125,000      56,250         -           - -      56,250

  Common stock issuance at $.05 per share                       4,436,200     221,810         -           - -     221,810

  Subordinated convertible note at $.10 per share                 100,000      10,000         -           - -      10,000

  Stock issued  to settle liability at $.03 to $.10 per share     315,559      23,086         -           - -      23,086

  Shares issued to officer                                        765,834      49,779   (49,779)            -           -

  Net loss                                                            - -         - -         -      (234,524)   (234,524)

                                                               ----------  ----------  ---------  ------------  ----------

BALANCE, December 31, 2003                                     33,215,481  $3,796,285  $          $(4,055,247)  $(308,741)
                                                               ----------  ----------  ---------  ------------  ----------


   The accompanying notes are an integral part of these financial statements.

                               SUBJEX CORPORATION

                             STATEMENTS OF CASH FLOW

                                                           Years Ended December 31,
                                                           ------------------------
                                                                2003        2002
                                                             ----------  ----------
Cash flow from operating activities:
  Net loss                                                   $(234,524)  $(778,309)
  Adjustments to reconcile net loss to
  net cash from operating activities:
  Depreciation and amortization                                  4,761      26,893
  Non cash stock compensation expense                           58,500         - -
   Allowance for doubtful accounts                                 - -       2,000
  Loss on asset impairment                                         - -       4,745
  Compensation expense for issuance of common stock options                263,160
  Payroll  and payroll taxes payable                           (13,778)        - -
  Service fees paid in common stock                                - -      28,000

Changes in operating assets and liabilities:
  Accounts receivable                                             (300)     (2,000)
  Prepaid expenses                                               2,629      (4,629)

  Accounts payable                                             (20,746)    122,682
  Other accrued expenses                                       (47,067)    (33,074)
                                                             ----------  ----------

Net cash used by operating activities                         (250,525)   (370,532)

                                                             ----------  ----------

Cash flow from investing activities:
  Purchase of property and equipment                               112      (9,208)

                                                             ----------  ----------
Net cash flows used in investing activities                        112      (9,208)

                                                             ----------  ----------

Cash flow from financing activities:
  Proceeds from issuance of capital stock                      221,810     322,635
  Proceeds from stock subscriptions                                - -     133,100
  Proceeds from subordinated note payable                       10,000         - -
  Proceeds from notes from stockholder                             - -         250
  Principal payments on long-term debt                            (205)    (47,473)
  Principal payments on note payable  - related party           (6,281)        - -

                                                             ----------  ----------
Net cash provided by financing activities                      225,324     408,512

                                                             ----------  ----------

Increase (decrease) in cash position                           (25,089)     28,772
Cash at beginning of year                                       28,842          70

                                                             ----------  ----------
Cash at end of year                                          $   3,753   $  28,842

                                                             ----------  ----------


   The accompanying notes are an integral part of these financial statements.

                               SUBJEX CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature  of  Business
--------------------

Subjex Corporation (formerly known as Pagelab Network, Inc.) Provides a software service, Subject CSR, in an ASP (application service provider) model. Customers can use the software online or by downloading it, and do not need to install in on there server. This software service is wrapped in a subscription model, and is billed monthly until customer cancellation.


Revenue  Recognition
--------------------

Revenue from the sale of software and other products is recognized when an agreement is made, delivery is complete, no significant obligations remain unfulfilled, and collection of the resulting receivable is probable. In instances where a significant obligation exists, revenue recognition is delayed until the obligation has been satisfied. Revenue from services, including training and consulting are recognized as the services are performed.


                                     (Continued)

                                SUBJEX CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS

                      YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

Cash  Equivalents
-----------------

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with a maturity of three months or less. There were no cash equivalents in 2003 or 2002.

Fixed  Assets
-------------

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

                                                                    Useful Lives

Computers and equipment                                             3 to 5 years
Furniture                                                           5 to 7 years
Operations equipment                                                     5 years


                                     (Continued)

                                SUBJEX CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS

                      YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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

During 2002, fixed assets and intangible assets were deemed to be impaired and written down to their fair value. Fair value, which was determined by reference to the present value of the estimated future cash inflows of such assets, exceeded their carrying value by $4,745. An impairment loss has been charge to operations in 2002.

Financial  Instruments
----------------------

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

Software  Development  Costs
----------------------------

The Company capitalizes certain software development and production costs once technological feasibility has been achieved. Software development costs incurred prior to achieving technological feasibility are expensed as incurred.


                                     (Continued)

                                SUBJEX CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS

                      YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

Software  Development  Costs  (Continued)
----------------------------

Management has determined that technological feasibility occurred at the time the Company's software was available for general release to customers. Accordingly, no computer software development costs have been capitalized in the accompanying financial statements. In accordance with SFAS No. 86, costs of software maintenance and customer support since the software became available for general release have been charged to expense as incurred. Amounts expensed for ongoing software maintenance in the accompanying financial statements are as follows:

      2003                                                          $     10,000
      2002                                                          $     50,000

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

The Company has granted options and warrants to purchase shares of common stock at various amounts per share (see Note 6). Those options and warrants were not included in the computation of diluted earnings per share because the Company incurred losses in both years. The inclusion of potential common shares in the calculation of dilutes loss per share would have an antidilutive effect. Therefore, basic and diluted loss per share amounts are the same in each year presented.

Stock-Based  Consideration
--------------------------

The Company has applied the fair value-based method of accounting for employee and nonemployee stock-based compensation or consideration in accordance with FASB Statement 123.


                                     (Continued)

                                SUBJEX CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS

                      YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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

Accounts  Receivable
--------------------

The Company sells to companies worldwide. The Company grants uncollateralized credit to customers, but requires deposits on unique orders. While the ultimate collectibility may differ, management does not feel any variance would materially effect its financial statements.

                                              2003                2002
                                         -----------------  ------------------
Accounts receivable                      $          2,300   $           2,000
Allowance for doubtful accounts                    (2,000)             (2,000)
                                         -----------------  ------------------

Accounts receivable, net                 $            300   $             - -
                                         -----------------  ------------------

Disputed  Liabilities
---------------------

The Company has disputed liabilities as disclosed in Note 10. During 2003, the Company reversed $48,052 of disputed liabilities as the Company determined that the likelihood of payment was remote. As of December 31, 2003 there are no amounts reflected in the accompanying financial statements for disputed liabilities. Management feels that no amounts will ever have to be paid for known disputed liabilities. Due to uncertainties, however, it is at least reasonably possible that management's estimate will change during the next year. That amount can not be estimated.


                                     (Continued)

                                SUBJEX CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS

                      YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

Comprehensive  Income
---------------------

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with the Company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to nonowner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. For the years ended December 31, 2003 and 2002, net income and comprehensive income were equivalent.

Income  Taxes
-------------

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes which requires the use of the liability method of accounting for income taxes. The Company's net operating loss carry forwards are fully allowed for due to questions regarding the Company's ability to utilize these losses before they expire.

Reclassifications
-----------------

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation. These reclassifications had no net income effect.

NOTE  2  -  BASIS  OF  PRESENTATION

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $184,524 in the year ended December 31, 2003 and has incurred net losses of $4,005,247 inception to date. In addition, as of December 31, 2003, the Company had a stockholders' deficit of $308,741.


                                     (Continued)

                                SUBJEX CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS

                      YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE  2  -  BASIS  OF  PRESENTATION  (Continued)

These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. In 2003, the Company raised working capital through the issuance of common stock, exercise of warrants and receipt of proceeds for subscribed stock totaling $221,810. In 2002, sufficient working capital could not be raised and the Company was forced to terminate employees. At present the Company is fully dependent upon equity financing as cash flows from operating activities are not sufficient to cover operating expenses.

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

NOTE  3  -  PROPERTY  AND  EQUIPMENT

Property and equipment consisted of the following at December 31:

                                                  2003          2002
                                              ----------     ----------
Office and computer equipment                 $  25,219      $  19,852
Accumulated depreciation                        (19,283)       (14,522)
                                              ----------     ----------
                                              $   5,936      $   5,530
                                              ----------     ----------

Depreciation expense was $4,761 in 2003 and $6,316 in 2002.

NOTE  4  -  INTANGIBLE  ASSETS

Intangible assets consisted of the following at December 31:

                                                2003           2002
                                              ----------     ----------
Technology                                    $  165,760     $  165,760
Trademarks                                         1,715          1,715
                                              ----------     ----------

           Accumulated amortization             (167,475)      (167,475)
                                              ----------     ----------

                                              $      - -     $      - -
                                              ----------     ----------


                                     (Continued)

                                SUBJEX CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS

                      YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE  5  -  DEBT

Long-term  debt  consisted  of  the  following  at  December  31:

Notes  Payable  -  Due  on  Demand
----------------------------------

The notes payable - due on demand, represent short-term operating loans granted the Company in 2001 and 2000. These notes are unsecured, due on demand and bear interest at 12%. Due to cash flow difficulties the Company has been unable to repay these amounts. A summary of activity is as follows:

                                                  2003          2002
                                              ----------     ----------
Beginning of year                             $  20,000      $   41,500

Stock issued in repayment                     $     - -         (21,500)
                                              ----------     ----------

End of year                                   $  20,000      $   20,000
                                              ----------     ----------


Convertible  Notes  Payable
---------------------------

The convertible notes payable are unsecured, bear interest at 10% and were due at various dates, with all currently being due. Due to cash flow difficulties the Company has been unable to repay these amounts. A summary of activity is as follows:

                                                 2003          2002
                                              ----------     ----------
Beginning of year                             $   23,000     $   94,000

Repayments:
Proceeds from issuance of new note payable        10,000            - -
Stock issued in repayment                        (10,000)       (71,000)
                                              ----------     ----------

End of year                                   $   23,000     $   23,000
                                              ----------     ----------


                                     (Continued)

                                SUBJEX CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS

                      YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE  5  -  DEBT  (Continued)

Convertible  Notes  Payable  (Continued)
---------------------------

The holders of these notes have the right to convert each dollar of unpaid principal to one share of common stock. As additional incentive, the Company also granted warrants to purchase 94,000 shares of the Company's common stock for $1.00 per share. These warrants were immediately exercisable and expired December 31, 2002. The value ascribed to these warrants was nominal using the Black-Scholes option pricing model. In 2002 $71,000 shares of this indebtedness was converted into the Company's common stock at $.04 per share.

Notes  Payable  -  Related  Party
---------------------------------

                                                   2003           2002
                                                 ----------     ----------
6% note payable to majority stockholder,
  payable in monthly installments of
  $2,915, including interest, to April 1,
  2004, unsecured.                               $      --      $   42,531

6% note payable to majority stockholder,
  payable in full, including interest,
  on September 1, 2003, unsecured.                     - -          20,000

                                                 ----------     ----------
                                                       - -          62,531
Less  current  maturities                               --         (51,002)
                                                 ----------     ----------

                                                 $     - -      $   11,529
                                                 ----------     ----------

Interest on the notes payable - related party totaled $16,651 in 2003 and $6,085 in 2002.

                                     (Continued)

                                SUBJEX CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS

                      YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE  6  -  STOCKHOLDERS  EQUITY

Subscribed  Stock:
-----------------

In November and December 2002, the Company collected stock proceeds totaling $133,100 towards the purchase of 1,331,000 shares of the Company's common stock at $.10 per share. On January 31, 2003, the Company issued 1,331,000 in satisfaction of this obligation.

Stock  Options:
--------------

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

Grants under that Plan are accounted for following APB Opinion No. 25 and related interpretations. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

     Expected dividend yield                                             - -
     Expected  stock  price  volatility                                   20%
     Risk-free  interest  rate                                          5.20%
     Expected life of options                                           2 - 3
                                                                        years


                                     (Continued)

                                SUBJEX CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS

                      YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE  6  -  STOCKHOLDERS  EQUITY  -  (Continued)

A summary of outstanding options under the Plan is as follows:

                               2003                     2002
                       ----------------------  ------------------------
                                    Weighted-               Weighted-
                                    Average                 Average
                                    Exercise                Exercise
                         Shares       Price      Shares      Price
                       ---------  -----------  --------  --------------
Outstanding at
  beginning of period    817,970  $.20 to .50  828,970   $.20  to .50
  Granted                    - -          - -      - -            - -
  Exercised                  - -          - -   (9,000)            10
  Canceled                   - -          - -      - -            - -
                       ---------  -----------  --------  --------------

Outstanding at
  end of period          817,970  $.20 to .50  817,970   $ .20 to .50
                       ---------  -----------  --------  --------------

Warrants:

The Company issued warrants to some of the purchasers of its common stock in 2002. These warrants provide for the purchase of a share of the Company's common stock as follows:

                                        Price Target
                      Exercise          To  Validate
Shares Under Warrant  Price      Date     Option
--------------------  ------  ----------  ----------
             300,000  $  .10      6/2/04     N/A
             354,800  $  .25  6/18/05 to    1.00
                                 6/7/17


                                     (Continued)

                                SUBJEX CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS

                      YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE  7  -  INCOME  TAXES

The Company's net operating loss carryforwards are fully allowed for due to questions regarding the Company's ability to utilize these losses before they expire.

                                                    2003          2002
                                                 ----------     ----------
Deferred  tax  asset  relating  to  net
operating loss carryforwards                     $ 927,000      $ 860,000
Valuation  allowance                              (927,000)      (860,000)
                                                 ----------     ----------
Net deferred tax asset                           $     - -      $     - -
                                                 ----------     ----------

At December 31, 2003, the Company has carryforwards as follows:

                                                   Federal        State
                                                 ----------     ----------
2014                                                 49,000         49,000
2015                                            $ 1,010,000     $1,010,000
2016                                              1,051,000      1,051,000
2017                                                778,000        778,000
2018                                                200,000        200,000
                                                 ----------     ----------
                                                $ 3,088,000     $3,088,000
                                                 ----------     ----------

NOTE  8  -  SUPPLEMENTAL  INFORMATION

                                                      2003           2002
                                                   ----------     ----------
Supplemental  disclosure  of
cash  flow  information:
    Cash  paid  during  the  year  for  interest   $   17,320     $    4,689
                                                   ----------     ----------
Supplemental disclosure of non-cash investing and activities:


    Common  stock  issued  for  fixed assets       $      - -     $    1,760
                                                   ----------     ----------

    Common  stock  issued  and  warrants  and
    options  exercised  to  settle:
    Liabilities                                    $  315,557     $  257,757
                                                   ----------     ----------
    Note  payable  -  related  party               $   56,250     $   21,164
                                                   ----------     ----------


                                     (Continued)

                                SUBJEX CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS

                      YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE  9  -  LEASE

The Company leases its offices under a month-to-month operating lease. Rent expense was $14,733 in 2003 and $9,335 in 2002. In February 2004 , the Company signed a lease to rent its office space under a two-year lease agreement expiring February 2006. The lease requires monthly lease payments of $921 plus a proportionate share of real estate taxes, maintenance and insurance.

Future minimum rental commitments for this lease are as follows:

2004 - $10,129   2005 - $11,050   2006 - $921