Form 10QSB
period 2004-03-31
SUBJEX CORP
filed 2004-05-14
CIK 1107699

U. S. SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

There were 34,906,236 shares of common stock outstanding as of March 31, 2004.

-1-

SUBJEX CORPORATION INDEX

-2-

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
BALANCE SHEETS (unaudited)

	March 31,	December 31,
	2004	2003

ASSETS
Current Assets:
Cash	$45	$3,753
Accounts receivable, net	-	300
Prepaid expenses	2,000	2,000

Total current assets	2,045	6,053

Fixed assets, net	4,745	5,937

Total assets	$6,790	$11,990

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Subordinated convertible notes payable	$22,800	$23,000
Demand notes payable	20,000	20,000
Accounts payable	91,632	91,637
Accrued expenses:
Payroll and payroll taxes	190,351	208,303
Other	28,516	27,517

Total current liabilities	353,299	370,457

Long-term debt:
Notes payable	4,791	5,274

Total liabilities	358,090	375,731

Stockholders' deficit:
Undesignated stock, no par or stated value;
10,000,000 shares authorized: none issued or outstanding	-	-
Common stock, no par or stated value;
40,000,000 shares authorized: 34,906,236 and 33,694,236 shares issued and outstanding at March 31,2004 and December 31,2003,respectively	3,869,698	3,804,198

Note receivable - officer	(38,292)	(38,292)
Accumulated deficit	(4,182,706)	(4,129,647)

Stockholders' deficit	(351,300)	(363,741)

Total liabilities and stockholders’ deficit	$6,790	$11,990

The accompanying notes are an integral part of these financial statements.

-3-

STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,
	2004	2003

Revenues	$5,042	$487

Expenses:
Selling, general and administrative	57,940	82,067

Total operating expense	57,940	82,067

Operating loss	(52,898)	(81,580)

Other income (expense)
Interest expense	(161)	(8,303)

Net loss	$(53,059)	$(89,883)

Net loss per basic and diluted common share	$(0.002)	$(0.004)

Weighted average common shares outstanding - basic and diluted	34,300,236	25,217,616

The accompanying notes are an integral part of these financial statements.

-4-

STATEMENTS OF CASH FLOW (unaudited)

	Three Months Ended March 31,
	2004	2003

Cash flow from operating activities:
Net loss	$(53,059)	$(89,883)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,192	-
Changes in operating assets and liabilities:
Accounts receivable	300	-
Prepaid expenses	-	4,130
Accounts payable	(5)	(12,248)
Payroll and payroll taxes payable	(17,952)	37,994
Other accrued expenses	999	(1,921)

Net cash used by operating activities	(68,525)	(61,928)

Cash flow from investing activities:
Purchase of property and equipment	-	-

Net cash flows used in investing activities	-	-

Cash flow from financing activities:
Proceeds from issuance of capital stock	65,500	20,825
Proceeds from stock subscriptions	-	10,500
Proceeds from notes from stockholder	-	10,000
Principal payments on convertible notes payable	(200)	-
Principal payments on long-term debt	(483)	-
Principal payments on note payable - related party	-	(3,800)

Net cash provided by financing activities	64,817	37,525

Decrease in cash	(3,708)	(24,403)
Cash at beginning of period	3,753	28,842

Cash at end of period	$45	$4,439

The accompanying notes are an integral part of these financial statements.

-5-

Notes to the Financial Statements (unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed financial statements of Subjex Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed financial statements. There are no additional material subsequent events or material contingencies that require disclosure. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed financial statements should be read in conjunction with Plan of Operation contained in this report and with the financial statements and accompanying notes included in the Annual Report on Form 10-KSB for the year ended December 31, 2003.

Note 2.  Going Concern

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities in the normal course of operations. Since inception the Company has incurred losses of approximately $4,182,706 and has a working capital deficit of $351,254 as of March 31, 2004. These issues raise substantial doubt about the Company's ability to continue as a going concern.

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

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

Note 3.  Payroll and Payroll Taxes

In March 2004, the Company agreed to a payment plan with the IRS related to employee payroll withholdings and payroll taxes in which the Company did not pay from October 1, 2000 through June 30, 2003 aggregating approximately $88,000 at December 31, 2003. This liability is included in accrued expenses – payroll and payroll taxes. The payment plan requires 24 monthly installments of $2,000 beginning April 15, 2004 and ending March 15, 2006. On March 15, 2006, the Company will work with the IRS to determine the resolution for final payment. Until all amounts owed are paid to the IRS, the IRS will maintain a federal tax lien on the Company’s property.

In March 2004, the State of Minnesota placed a lien on the Company’s property. The amount owed to the State of Minnesota is approximately $11,000 at December 31, 2003 and is included in accrued expenses – payroll and payroll taxes.

-6-

ITEM 2. Plan of Operation

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

Description of Business

Overview

Subjex Corporation is an innovative provider of intelligent customer service solutions. Subjex Corporation has developed an Artificial Intelligence Software platform that is used to create virtual personalities developed on an open software distribution platform. The software chats with web site visitors, answers questions, and sells products for its clients. Making complex web site processes simple for web site visitors has become the key to rapid sales and customer retention. Subjex Corporation is setting a new standard in customer service technology that is both easily deployable and astoundingly inexpensive. The Subjex Corporation mission is to give massive value to our client base while providing Clear-continuous revenue and profit growth for our investor base. We are committed to fostering a community of developers from which our customers draw virtual personality’s expert in all areas of business.

Principal Products and Services

SubjexCSR (Customer Service Representative) is Subjex Corporation’s flagship Artificial Intelligence product. SubjexCSR is used in conjunction with SubjexOPS (Operator Training System) which allows clients to train their implementation to sell their products and communicate with their users on their web site. This technology is used on the Subjex.com web site to sell itself by conducting dialogue with business owners (through text) to dynamically converse with a normal, human-like conversation chat. SubjexCSR can lower costs dramatically for companies who have web sites, and inbound calls from users of their web site. The system can converse eloquently with hundreds of simultaneous users for far less than the cost of one live operator, and can drastically increase sales (closing ratios) by recommending ideal products for that specific individual. The key to this product is its iterative "back and forth" methodology which actually conducts an interview conversation. The system is able to learn users’ needs in a way users are already familiar with - by "talking".

Today, Subjex is the only customer service solution that is targeting small business while meeting all the demands of a web-based contact center. The company’s Subjex dialogue platform supports each function of customer service from the introduction to the sales process to post sale support.
Trademarks and Patents

The Company holds trademarks and patent protection for most of its business that management feels are relevant to protect the company interests. The Company continues to maintain a patent on business functions of its some of its products.

Environmental Compliance

The Company believes it is in compliance with all current federal and state environmental laws.

Employees

The Company currently has 6 full-time employees. Of the Company's full-time employees, everyone is involved in sales, marketing and administrative functions and most are involved in engineering, research and development. The Company's employees are not represented by any labor unions. The Company considers its relations with its employees to be very good.

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

Recent Developments

In early 2004 Subjex Corporation has made large signup increases and is quickly increasing new registered users on the technology. In the first quarter of 2004 the Company had 318 new businesses signup on our platform versus only 13 in fourth quarter of 2004. Now averaging 8 new signups per day or 730 per quarter, the Company is reducing its reliance on selling stock to survive. In first quarter 2004 the Company raised only as much money as it needed to execute its plan. With many cost saving measures in place since 2002, and our growth in signup’s so far in 2004, managements feels that the Company will become profitable on an ongoing basis in late 2004. In the first quarter of 2004, the Company has been able to raise additional monies through private issuances of its stock to accredited individuals. Receipt of these monies allowed the Company to significantly increase its marketing efforts with out increasing expenditures.

The Company has generated immaterial revenues in the quarter ended March 31, 2004. Operating expenses have been lowered for the same quarter of the previous year. However recent percentages of increases in sales are significant. More importantly the Company has further improved its marketing approach that we expect to grow according to the same percentages for the foreseeable future. The results of our Affiliate, search engine marketing and direct mail campaign have given us a method of growing the business that management feels is becoming more predictable and sustainable with very little expenditures. The Company now has 2,000,000 people who have submitted their domain site to the search portal Subjex.net, which we are now using for our e-mail campaign to sell SubjexCSR product. This list is growing by an average of 30,000 good submissions per month.

Although we have increased our marketing efforts and incurred increased interest in our product we do not know exactly when this will bring substantial sales growth or profitable operations. The Company’s cash balances are not sufficient to meet its operational needs, which is why the Company has relied on the on going sales of unregistered shares to fund operational needs. Profitable operations are however expected by the end of 2004. As sales increase the Company expects future operational cash requirements to remain at their current levels. This is because of the automation of the sales, training and installation (i.e. delivery) of the Company’s products. Until this occurs, the Company requires additional capital investment to maintain its current operations.

PART II – OTHER INFORMATION

Item 1. - Legal Proceedings

In March 2004, the Company agreed to a payment plan with the IRS related to employee payroll withholdings and payroll taxes in which the Company did not pay from October 1, 2000 through June 30, 2003 aggregating approximately $88,000 at December 31, 2003. This liability is included in accrued expenses – payroll and payroll taxes. The payment plan requires 24 monthly installments of $2,000 beginning April 15, 2004 and ending March 15, 2006. On March 15, 2006, the Company will work with the IRS to determine the resolution for final payment. Until all amounts owed are paid to the IRS, the IRS will maintain a federal tax lien on the Company’s property.

In March 2004, the State of Minnesota placed a lien on the Company’s property. The amount owed to the State of Minnesota is approximately $11,000 at December 31, 2003 and is included in accrued expenses – payroll and payroll taxes.

Item 2 - Changes in Securities and Use of Proceeds

During the three months ended March 31, 2004, the Company sold 1,212,000 shares of unregistered common stock for $65,500.

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

Subjex Corporation
(registrant)
Date: May 14, 2004	By:	/s/ Andrew Hyder

Title CEO (acting CFO)