Form 10KSB/A
period 2003-12-31
SUBJEX CORP
filed 2004-05-17
CIK 1107699

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

Transitional Small Business Disclosure Format  Yes ☒  No ☐

SUBJEX CORPORATION
FORM 10-KSB

YEAR ENDED DECEMBER 31, 2003

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

ITEM 4: Submission of Matters to a Vote of Security Holders

It is acknowledged that any sale or substantial restructuring of the Company will require a shareholders vote. No matters were submitted to the vote of the Company’s stockholders in 2003.

PART II

ITEM 5: Market for Common Equity and Related Stockholder Matters

(a) Market Information

The Company’s Common Stock is traded on the Over the Counter Bulletin Board since January 2000 under the symbol “PGBN”. Since the commencement of trading, the Company has changed it ticker symbol in 2003 to “SBJX”. Its high and low sales prices of common stock were $0.15 and $0.035, respectively. Since the Company is not NASDAQ qualified, these prices are inter-dealer prices and may not reflect actual value or transactions.

The estimated aggregate market value on March 17, 2004, of the voting common stock held by non-affiliates was $1,997,991 based upon an average bid and asked price of $.07 of such common stock at that date on the Over-The-Counter Bulletin Board (OTCBB: SBJX). The number of shares outstanding of each of the issuer's common stock as of March 17, 2004 was 34,806,236 shares.

Price per Share – Calendar Year 2003

Quarter	High	Low

First	$0.11	$0.04
Second	$0.10	$0.04
Third	$0.15	$0.04
Fourth	$0.11	$0.035

Price per Share – Calendar Year 2002

Quarter	High	Low

First	$0.10	$0.03
Second	$0.33	$0.02
Third	$0.23	$0.08
Fourth	$0.20	$0.07

On December 31, 2003 there were 252 holders of the Company’s outstanding 33,694,236 shares of common stock.

(b) Dividends

The Company has not paid dividends on its common stock and does not expect to in 2004. Although it is the company intention to pay dividends in 2005, there is no assurance that any dividends will be paid in the future, as dividends are dependent upon earnings. Any earnings, for the 2004, will be utilized to invest in projects intended to build the Company’s economic base.

(c) Recent Sales of Unregistered Securities

The following discussion describes all securities sold by us during the past year without registration.

In 2003 The Company sold common stock in the amount of 4,454,957 to fund basic operations. The Company did not use underwriters, and all securities were sold by the Company. The Company did not make any public offerings of any securities; all sales were private, to accredited individuals only. The securities were sold for cash at approximately 0.05 cents per share with a no par value. There were no underwriting discounts or commissions paid on these securities.

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

ITEM 6: Management's Discussion & Analysis of Financial Condition and Results of Operations

The Company decreased its operating expenses to $351,366 in 2003 compared to 788,167 in 2002 and $1,705,711 in 2001.In the year 2002 the Company decreased it expenditures by 47%, and in 2003 the Company further decreased its expenditures by another 55% while increasing its revenue 99%. This operational improvement was accomplished by using the Company’s own automation technology for the Company’s own operations. The Subjex technology is designed to increase operational and sales efficiency with fewer employees, and it is working. This manifested itself with the largest cost savings in 2003 with payroll expenses decreasing $260,000 or 60% with consulting costs increasing $32,000 or 60%. Marketing and promotion costs were also decreased as a result of the technology’s ability to autonomously close sales. In 2003 the Company adjusted the accounts payable account on the books for amounts the Company had disputed and felt that it did not owe in the amount of $48,052.

The Company generated increased revenues of $47,276 in 2003 compared to revenues of $23,812 in 2002. Most of the revenue increase in 2003 was due to recognizing previous revenue generated from the Subjex technology, held on the books as deferred revenue. Our revenue levels by themselves were not sufficient to sustain the Company’s operations in 2003; therefore funds were raised from the sale of common stock to the Company’s investor base to meet its financial needs. The Company has adopted a “just-in-time” funding method, in an effort to hold off dilution of its stock, by not raising more funds than necessary while its stock price is low.

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

Liquidity and Capital Resources

The accumulated deficit from inception to December 31, 2003 was $4,074,647.To date most of the operations of the Company has depended on monies raised through the issuance of common stock. The Company is continuing to raise monies through private sales of its common stock as necessary. The Company feels that these issuances will provide it sufficient monies to sustain operations until operating revenues are sufficient to cover operating expenses.
The Company has and will continue using its capital resources to bring the company profitable. Once this is accomplished the company will focus its use of capital resources on the continued enhancement of its business automation methodology that brought the Company profitable. After profitability is reached management is expects an increasing growth curve in the Company’s profit margin with decreasing necessary resources. The Company will use this profit to further grow its market share, start its dividend program, and additionally start a stock support and buy back program. This stock buy back program is intended to support the stock price and build a stock reserve for future use in acquisitions.

ITEM 7: Financial Statements

The financial statements of the Company are included herein following the signatures.

ITEM 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In our current report dated November 12, 2003, we reported that our independent auditors, Callahan, Johnston & Associates, LLC, resigned as our independent auditors. In March 2004 we engaged Carver, Moquist & Associates, LLC as our independent auditors.

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

Andrew has a firm grasp of modern technologies as applied to corporate infrastructure and what it takes to build a successful public technology organization. At Subjex, he is responsible for the vision and direction of the corporation and supervision and leadership of the company’s Artificial Intelligence research and development.

Name	Age	Position

Scott Bjerstedt	24	Chief Technology Officer Board Member

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

Audit Committee Financial Expert

We do not currently have a serving audit committee and, accordingly, we do not have an audit committee financial expert serving on an audit committee.

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

Code of Ethics

We are in the process of adopting a code of ethics for our principal executive officers and financial officers. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

ITEM 10: Executive Compensation

Summary Compensation Table

The following table sets forth the compensation earned in certain fiscal years by the Company’s Chief Executive Officer including the fiscal year ended December 31, 2003.

	Annual Compensation

Name and Principal Position	Year	Salary	Bonus	All Other Compensation

Andrew D. Hyder	2003	$17,083
Director, President and	2002	$48,333	-	-
Chief Executive Officer	2001	$18,000	-	-

As authorized by the board of directors, in 2003 Andrew Hyder converted $62,500 of his note with the Company to a restricted stock grant by the Company for 1,125,000 shares of common stock. This was a conversion of debt to equity.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL SHAREHOLDERS

The following table sets forth certain information with respect to beneficial ownership of the Company’s Common Stock as of March 31, 2004 by: (i) each Director of the Company, (ii)each Named Executive Officer (iii)all Directors and executive officers of the Company as a group and (iv)each person or entity known by the Company to own beneficially more than five percent of the Company’s Common Stock. The address of each of the following shareholders is the same as the Company.

Name and address of Beneficial owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Andrew D. Hyder (2)	5,763,243	16.2%
Scott Bjerstedt	950,000	2.7%
All Directors and Officers	6,713,243	18.9%

(1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes generally voting power and/or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 31, 2004 (“Currently Exercisable Options”) are deemed outstanding for computing the beneficial ownership percentage of the person holding such options but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, the persons named in the table above have the sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

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

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	-	$ N/A	-
Equity compensation plans not approved by security holders (1)	1,877,970	0.48	1,682,030

Total	1,877,970	$0.48	1,682,030

(1) Represents options to buy 817,970 shares and warrants to buy 1,060,000 shares

During 1999, the Company adopted the Pagelab Network, Inc. Stock Option and Stock Award Plan (the Plan). The Plan permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options, which do not meet the requirements of Section 422. A total of 2,500,000 shares have been reserved under the Plan through the period ending December 31, 2003. All options will be granted at an exercise price not less than the fair market value of the common stock on the grant date according to the plan provisions. The options granted to participants owning more than 10 percent of the Company’s outstanding voting stock must be granted at an exercise price not less than 110 percent of fair market value of the common stock on that date. The options shall expire on the date determined by the Board of Directors, but not greater than 10 years from the grant date.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Carver Moquist & Associates, LLC, billed an aggregate of $10,500 for the 2003 year for professional services rendered for the audit of our annual financial statements. Caver Moquist & Associates, LLC did not bill us for any audit-related fees, tax fees or other fees for the year then ended.

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

Subjex Corporation

Date: April 13, 2004

NAME	TITLE
/s/Andrew D. Hyder	President and Chief Executive Officer,
Chief Financial Officer (and Principal
Andrew D. Hyder	Financial Officer) and Director

Exhibit Index

Exhibit 99.1 Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 7. Financial Statements

SUBJEX CORPORATION

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

SUBJEX CORPORATION
(f/k/a PAGELAB NETWORK, INC.)

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

Carver Moquist & Associates, LLC
Certified Public Accountants and Consultants

INDEPENDENT AUDITORS’ REPORT

To The Board of Directors
Subjex Corporation
Minnetonka, Minnesota

We have audited the accompanying balance sheet of Subjex Corporation, as of December 31, 2003, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company incurred a net loss of $308,924 during the year ended December 31, 2003, and, as of that date, had an excess of liabilities over assets of $358,467. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this matter.

/s/ Carver Moquist & Associates, LLC
CARVER MOQUIST & ASSOCIATES, LLC
Minneapolis, Minnesota
May 1, 2004

1550 American Blvd. E, Suite 680, Minneapolis, MN 55423
Telephone: (952)854-5700 Fax: (952)854-1163

1

Callahan, Johnston & Associates, LLC
Certified Public Accountants and Consultants

INDEPENDENT AUDITORS’ REPORT

To The Board of Directors
Subjex Corporation
Minneapolis, Minnesota

We have audited the accompanying balance sheet of Subjex Corporation, as of December 31, 2002, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Subjex Corporation, as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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
Minneapolis, Minnesota
March 21, 2003

7400 Lyndale Avenue South, Suite 140, Richfield, MN 55423
Telephone: (612)861-0970 Fax: (612)861-5827

2

SUBJEX CORPORATION
BALANCE SHEETS

	December 31,
	2003	2002

ASSETS
Current Assets:
Cash	$3,753	$28,842
Accounts receivable, net	300	-
Prepaid expenses	2,000	4,630

Total current assets	6,053	33,472

Fixed assets, net	5,937	5,330
Intangibles, net	-	-

Total assets	$11,990	$38,802

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Subordinated convertible notes payable	$23,000	$23,000
Demand notes payable	20,000	20,000
Current maturities of notes payable - related party	-	51,002
Accounts payable	91,637	129,469
Accrued expenses:
Payroll and payroll taxes	208,303	167,081
Other	27,517	80,584
Subscribed stock	-	133,100

Total current liabilities	370,457	604,236

Long-term debt:
Notes payable - related party	-	11,529
Notes payable	5,274	-

Total liabilities	375,731	615,765

Stockholders' deficit:
Undesignated stock, no par or stated value;
10,000,000 shares authorized: none issued or outstanding	-	-
Common stock, no par or stated value;
40,000,000 shares authorized: 33,694,236 and 24,611,888 shares issued and outstanding in 2003 and 2002	3,804,198	3,243,760
Note receivable - officer	(38,292)	-
Accumulated deficit	(4,129,647)	(3,820,723)

Stockholders' deficit	(363,741)	(576,963)

Total liabilities and stockholders’ deficit	$11,990	$38,802

The accompanying notes are an integral part of these financial statements.

3

SUBJEX CORPORATION
STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002

Revenues	$47,276	$23,812

Expenses:
Selling, general and administrative	351,366	783,422
Asset impairment	-	4,745

Total operating expense	351,366	788,167

Operating loss	(304,090)	(764,355)
Other income (expense)
Interest expense	(5,084)	(13,954)
Other	250	-

Net loss	$(308,924)	$(778,309)

Net loss per basic and diluted common share	$(0.01)	$(0.04)

Weighted average common shares outstanding - basic and dilutes	29,168,062	17,551,684

The accompanying notes are an integral part of these financial statements.

4

SUBJEX CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT

YEARS ENDED DECEMBER 31, 2003 AND 2002

		Amount	Receivable Note Officer	Accumulated Deficit	Stockholders’ Deficit

BALANCE, January 1, 2002	11,980,064	$2,349,283	$-		$	$(693,131)
Stock issued for consulting services at $.10 per share	280,000	28,000	-			28,000
Stock issued to purchase furniture at $.08 per share	22,000	1,760	-			1,760
Stock issued to settle liability at $.03 to $.35 per share	2,067,378	278,922	-			278,922
Stock issued to employees at $.06 to $.35 per share	2,832,521	263,160	-			263,160
Stock issued for cash at $.10 to $.23 per share	7,459,925	322,635	-			322,635
Net loss	-	-	-			(778,309)

BALANCE, December 31, 2002	24,641,888	3,243,760	-			(576,963)
Stock Subscription at $.10 per share	1,331,000	133,100	-			133,100
Stock compensation expense	960,000	77,900	-			77,900
Stock issued for conversion of note payable - related partyat$.05pershare	1,125,000	56,250	-			56,250
Common stock issuance at $.05 per share	4,454,957	221,810	-			221,810
Subordinated convertible note at $.10 per share	100,000	10,000	-			10,000
Stock issued to settle liabilities at $.03 to $.10 per share	315,557	23,086	-			23,086
Shares issued to officer	765,834	38,292	(38,292)			-
Net loss	-	-	-			(308,924)

BALANCE, December 31, 2003	33,694,236	$3,804,198	$(38,292)		$	$(363,741)

The accompanying notes are an integral part of these financial statements.

5

SUBJEX CORPORATION
STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2003	2002

Cash flow from operating activities:
Net loss	$(308,924)	$(778,309)
Adjustments to reconcile net loss to
net cash from operating activities:
Depreciation and amortization	4,872	26,893
Stock compensation expense	77,900	28,000
Allowance for doubtful accounts	-	2,000
Loss on asset impairment	-	4,745
Compensation expense for issuance of common stock options	-	263,160
Changes in operating assets and liabilities:
Accounts receivable	(300)	(2,000)
Prepaid expenses	2,630	(4,629)
Accounts payable	(20,746)	122,682
Payroll and payroll taxes payable	41,222	-
Other accrued expenses	(47,067)	(33,074)

Net cash used by operating activities	(250,413)	(370,532)

Cash flow from investing activities:
Purchase of property and equipment	-	(9,208)

Net cash flows used in investing activities	-	(9,208)

Cash flow from financing activities:
Proceeds from issuance of capital stock	221,810	322,635
Proceeds from stock subscriptions	-	133,100
Proceeds from subordinated note payable	10,000	-
Proceeds from notes from stockholder	-	250
Principal payments on long-term debt	(205)	(47,473)
Principal payments on note payable - related party	(6,281)	-

Net cash provided by financing activities	225,324	408,512

Increase (decrease) in cash position	(25,089)	28,772
Cash at beginning of year	28,842	70

Cash at end of year	$3,753	$28,842

The accompanying notes are an integral part of these financial statements.

6

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

During 2002, fixed assets and intangible assets were deemed to be impaired and written down to their fair value. Fair value, which was determined by reference to the present value of the estimated future cash inflows of such assets, exceeded their carrying value by $4,745. The impairment loss was charge to operations in 2002.

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

SUBJEX CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Software Development Costs (Continued)

Management has determined that technological feasibility occurred at the time the Company’s software was available for general release to customers. Accordingly, no computer software development costs have been capitalized in the accompanying financial statements. In accordance with SFAS No. 86, costs of software maintenance and customer support since the software became available for general release have been charged to expense as incurred. Amounts expensed for ongoing software maintenance in the accompanying financial statements are as follows:

2003	$10,000
2002	$50,000

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

	2003	2002

Accounts receivable	$2,300		$2,000
Allowance for doubtful accounts	(2,000)		(2,000)

Accounts receivable, net	$300	$	- -

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
Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109,Accounting for Income Taxes which requires the use of the liability method of accounting for income taxes. The Company’s net operating loss carry forwards are fully allowed for due to questions regarding the Company’s ability to utilize these losses before they expire.

Reclassifications

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation. These reclassifications had no net income effect.

NOTE 2 - BASIS OF PRESENTATION

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $308,924 and $778,309 in the years ended December 31, 2003 and 2002, respectively, and has incurred net losses of $4,129,647 inception to date. In addition, as of December 31, 2003 and 2002, the Company had a stockholders’ deficit of $363,741 and $576,963, respectively.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2003	2002

Office and computer equipment	$25,219	$19,852
Accumulated depreciation	(19,282)	(14,522)

	$5,937	$5,330

Depreciation expense was $4,872 in 2003 and $6,316 in 2002.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31:

	2003		2002

Technology		$165,760		$165,760
Trademarks		1,715		1,715
Accumulated amortization		(167,475)		(167,475)

	$	- -	$	- -

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

NOTE 5 - DEBT

Long-term debt consisted of the following at December 31:

Notes Payable – Due on Demand

The notes payable – due on demand, represent short-term operating loans granted the Company in 2001 and 2000. These notes are unsecured, due on demand and bear interest at 12%. Due to cash flow difficulties the Company has been unable to repay these amounts. A summary of activity is as follows:

	2003	2002

Beginning of year	$20,000	$41,500
Stock issued in repayment	- -	(21,500)

End of year	$20,000	$20,000

Convertible Notes Payable

The convertible notes payable are unsecured, bear interest at 10% and were due at various dates, with all currently being due. Due to cash flow difficulties the Company has been unable to repay these amounts. A summary of activity is as follows:

	2003	2002

Beginning of year	$23,000	$94,000
Repayments:
Proceeds from issuance of new note payable	10,000	- -
Stock issued in repayment	(10,000)	(71,000)

End of year	$23,000	$23,000

In 2003, $10,000 of this note was converted into the Company’s common stock at $0.10 per share.

(continued)

SUBJEX CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 5 – DEBT (Continued)

Convertible Notes Payable (Continued)

The holders of these notes have the right to convert each dollar of unpaid principal to one share of common stock. As additional incentive, the Company also granted warrants to purchase 94,000 shares of the Company’s common stock for $1.00 per share. These warrants were immediately exercisable and expired December 31, 2002. The value ascribed to these warrants was nominal using the Black-Scholes option pricing model. In 2002, $71,000 shares of this indebtedness was converted into the Company’s common stock at $.04 per share.

Notes Payable – Related Party

	2003	2002

6% note payable to majority stockholder, payable in monthly installments of $2,915, including interest, to April 1, 2004, unsecured.	$--	$42,531
6% note payable to majority stockholder, payable in full, including interest, on -September 1, 2003, unsecured.	--	20,000

	--	62,531
Less current maturities	--	(51,002)

	$--	$11,529

During 2003, $56,250 of the outstanding balance to the shareholder was converted into 1,125,000 shares of common stock. The remaining amount was paid to the shareholder in cash. Interest on the notes payable – related party totaled $8,047 in 2003 and $6,085 in 2002.

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

Stock Options:

During 1999, the Company adopted the Pagelab Network, Inc. Stock Option and Stock Award Plan (the Plan). The Plan permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options, which do not meet the requirements of Section 422. A total of 2,500,000 shares have been reserved under the Plan through the period ending December 31, 2003. All options will be granted at an exercise price not less than the fair market value of the common stock on the grant date according to the plan provisions. The options granted to participants owning more than 10 percent of the Company’s outstanding voting stock must be granted at an exercise price not less than 110 percent of fair market value of the common stock on that date. The options shall expire on the date determined by the Board of Directors, but not greater than 10 years from the grant date.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected dividend yield	- -
Expected stock price volatility	20%
Risk-free interest rate	5.20%
Expected life of options	2 - 3 years

(continued)

SUBJEX CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 6 – STOCKHOLDERS EQUITY – (Continued)

A summary of outstanding options under the Plan is as follows:

	2003		2002

	Shares	Weighted- Average Exercise Price	Weighted- Average Exercise Shares	Price

Outstanding at beginning of period	817,970	$.20 to .50	828,970	$.20 to .50
Granted	- -	- -	- -	- -
Exercised	- -	- -	(9,000)	.10
Canceled	- -	- -	- -	- -

Outstanding at end of period	817,970	$.20 to .50	817,970	$.20 to .50

Warrants:

The Company issued detachable warrants with the sale of common stock to purchase 654,800 shares of common stock in 2002. Warrants for 300,000 shares expire in June 2004 and have an exercise price of $0.10 per share. Warrants for 354,800 shares of common stock expire from June 2005 to June 2017, become exercisable when the Company’s share price reaches $1.00 per share and have an exercise price of $0.25 per share.

The Company issued detachable warrants with the sale of common stock to purchase 60,000 shares of common stock in December 2003. The warrants have a three year life and an exercise price of $0.25 per share.

(continued)

SUBJEX CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 7 - INCOME TAXES

The Company’s net operating loss carryforwards are fully allowed for due to questions regarding the Company’s ability to utilize these losses before they expire.

	2003		2002

Deferred tax asset relating to net operating loss carryforwards		$927,000		$860,000
Valuation allowance		(927,000)		(860,000)
Net deferred tax asset	$	- -	$	- -

At December 31, 2003, the Company has carryforwards as follows:

	Federal	State

2014	$49,000	$49,000
2015	1,010,000	1,010,000
2016	1,051,000	1,051,000
2017	778,000	778,000
2018	200,000	200,000

	$3,088,000	$3,088,000

NOTE 8 - SUPPLEMENTAL INFORMATION

	2003		2002

Supplemental disclosure of cash flow information:
Cash paid during the year for interest		$17,320	$4,689

Supplemental disclosure of non-cash investing and activities:
Common stock issued for fixed assets	$	- -	$1,760

Common stock issued and warrants and options exercised to settle:
Liabilities		$23,086	$278,972

(continued)

SUBJEX CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 9 - LEASE

The Company leases its offices under a month-to-month operating lease. Rent expense was $14,733 in 2003 and $9,335 in 2002. In February 2004, the Company signed a lease to rent its office space under a two-year lease agreement expiring February 2006. The lease requires monthly lease payments of $921 plus a proportionate share of real estate taxes, maintenance and insurance.

Future minimum rental commitments for this lease are as follows:

2004 -	$10,129	2005 -	$11,050	2006 -	$921

Note 10 – Joint Venture

On December 10, 2003 Subjex Corporation and ShangHai Geason Digital Technology Co., Ltd., a Chinese corporation, signed a joint venture agreement to form a new company called Subjex China to be headquartered in ShangHai, China. Under the terms of the Agreement, existing assets, contracts, revenues and cash of ShangHai Geason Digital Technology will be put into the new company, along with up to 1 million shares of U.S. based Subjex Corporation (SBJX). The final value of cash and asset contribution will be more than $2,000,000 USD. The equity split of the new company will be 50/50 between the owners of ShangHai Geason Digital Technology and Subjex Corporation. As of December 31, 2003, the only activity in the new company has been the issuance of a warrant for 500,000 shares of the Company stock at an exercise price of $0.25 to ShangHai Geason Digital Technology Co., Ltd. The value of the warrants was $8,500 on the date of grant using the Black Scholes option-pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate of 4.5%, and an expected life of two years.

Note 11 – Subsequent Events

In March 2004, the Company agreed to a payment plan with the IRS related to employee payroll withholdings and payroll taxes which accrued from October 1, 2000 through June 30, 2003 aggregating approximately $88,000 at December 31, 2003. This liability is included in accrued expenses – payroll and payroll taxes. The payment plan requires 24 monthly installments of $2,000 beginning April 15, 2004 and ending March 15, 2006. On March 15, 2006, the Company will work with the IRS to determine the resolution for final payment. Until all amounts owed are paid to the IRS, the IRS will maintain a federal tax lien on the Company’s property.

In March 2004, the State of Minnesota placed a lien on the Company’s property. The amount owed to the State of Minnesota was approximately $11,000 on December 31, 2003 this is included in accrued expenses – payroll and payroll taxes.