Form 10QSB
period 2004-06-30
SUBJEX CORP
filed 2004-08-13
CIK 1107699

U. S. SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004
                  --------------------------------------------

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

There were 37,592,864 shares of common stock outstanding as of June 30, 2004.


                                       -1-
--------------------------------------------------------------------------------

SUBJEX CORPORATION INDEX

                                                                        PAGE NUMBER
PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

       Balance Sheets as of June 30, 2004 (unaudited)
       and December 31, 2003  (audited)                                           3

       Statements of Operations for the Three and Six
       Months Ended June 30, 2004 and
       June 30, 2003 (unaudited)                                                  4

       Statements of Cash Flows for the Six
       Months Ended June 30, 2004 and
       June 30, 2003 (unaudited)                                                  5

       Notes to the Financial Statements (unaudited)                              6


     ITEM 2. PLAN OF OPERATION

PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

     ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     ITEM 5. OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

CERTIFICATION PURSUANT TO SECTION 06 OF THE SABANES-OXLEY ACT OF 2002

CERTIFICATIONS

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS

                                             June 30,           Dec 31,
                                     2004 (unaudited)   2003 (audited)
                                     ----------------------------------
               ASSETS
               ------
Current Assets:
     Cash                            $         33,060   $        3,753
     Accounts receivable, net                     150              300
     Prepaid expenses                           2,000            2,000
                                     -----------------  ---------------

          Total current assets                 35,210            6,053

Fixed assets, net                               6,106            5,937
                                     -----------------  ---------------


          Total assets               $         41,316   $       11,990
                                     =================  ===============


LIABILITIES AND
---------------
STOCKHOLDERS' DEFICIT
---------------------

Current Liabilities:
     Subordinated convertible
     notes payable                   $         22,800   $       23,000
     Demand notes payable                      20,000           20,000
     Accounts payable                          86,534           91,637
     Accrued expenses:
          Payroll and payroll
          taxes                               142,851          208,303
          Other                                27,266           27,517
                                     -----------------  ---------------

          Total current
          liabilities                         299,451          370,457

Long-term debt:
     Notes payable                              5,096            5,274
                                     -----------------  ---------------

          Total liabilities                   304,547          375,731
                                     -----------------  ---------------

Stockholders' deficit:
     Undesignated stock, no par
     or stated value;
          10,000,000 shares
          authorized: none
          issued
          or outstanding                            -                -
     Common stock, no par or
     stated value;
          40,000,000 shares
          authorized:
          37,592,864 and
          33,694,236 shares
          issued and outstanding at
          June 30, 2004 and
          December 31, 2003
          respectively                      4,008,921        3,804,198
     Note receivable - officer                (38,292)         (38,292)
     Accumulated deficit                   (4,233,860)      (4,129,647)
                                     -----------------  ---------------

Stockholders' deficit                        (263,231)        (363,741)
                                     -----------------  ---------------


     Total liabilities and
     stockholders' deficit           $         41,316   $       11,990
                                     =================  ===============

   The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)

                                          Three Months Ended June 30,
                                            2004             2003
                                       --------------------------------
Revenues                               $       8,060   $         3,300
                                       --------------  ----------------

Expenses:
     Selling, general and
     administrative                           58,868            57,110
                                       --------------  ----------------

               Total operating
               expense                        58,868            57,110
                                       --------------  ----------------

Operating loss                               (50,808)          (53,810)

Other income (expense)
     Interest expense                           (346)
                                       --------------  ----------------

Net loss                               $     (51,154)  $       (53,810)
                                       ==============  ================

Net loss per basic and diluted
common share                           $      (0.001)  $        (0.002)
                                       ==============  ================


Weighted average common shares
     outstanding - basic and diluted      36,249,549        25,675,929
                                       ==============  ================

   The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)

                                          Six Months Ended June 30,
                                            2004            2003
                                       --------------  ---------------
Revenues                               $      13,102   $        3,787
                                       --------------  ---------------

Expenses:
     Selling, general and
     administrative                          116,808          126,851
                                       --------------  ---------------

          Total operating
          expense                            116,808          126,851
                                       --------------  ---------------

          Operating loss                    (103,706)        (123,064)

Other income (expense)
     Interest expense                           (507)
                                       --------------  ---------------

Net loss                               $    (104,213)  $     (123,064
                                       ==============  ===============

Net loss per basic and diluted
common share                           $      (0.003)  $       (0.005)
                                       ==============  ===============


Weighted average common shares
     outstanding - basic and diluted      35,643,549       25,446,773
                                       ==============  ===============

   The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)

                                                   Six Months Ended June 30,
                                                     2004            2003
                                                --------------  ---------------
Cash flow from operating activities:
  Net loss                                      $    (104,213)  $     (123,064)
  Adjustments to reconcile net loss to
    net cash from operating activities:
      Depreciation and amortization                     2,381
Changes in operating assets and liabilities:
  Accounts receivable                                     150                -

  Prepaid expenses
                                                        2,630
  Accounts payable                                     (5,103)           5,064
  Payroll and payroll taxes payable                   (65,452)         (37,056)
  Other accrued expenses                                 (251)          (3,149)
                                                --------------  ---------------

Net cash used in operating activities                (172,488)        (155,575)
                                                --------------  ---------------

Cash flow from investing activities:
  Purchases of property and equipment                  (2,550)
                                                --------------  ---------------

Net cash flows used in investing activities            (2,550)
                                                --------------  ---------------


Cash flow from financing activities:
  Proceeds from issuance of capital stock             204,723          298,746
  Proceeds from stock subscriptions                         -        -(133,100)
  Principal payments on convertible notes                (200)
  payable
  Principal payments on long-term debt                   (178)               -
  Principal payments on note payable - related              -          (37,100)
                                                --------------  ---------------
  party


Net cash provided by financing activities             204,345          128,546
                                                --------------  ---------------

Increase (decrease) in cash                            29,307          (27,029)
Cash at beginning of period                             3,753           28,842
                                                --------------  ---------------

Cash at end of period                           $      33,060   $        1,813
                                                ==============  ===============

   The accompanying notes are an integral part of these financial statements.

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

Note 2.  Going Concern

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities in the normal course of operations. Since inception, the Company has incurred losses of $4,233,860 and has a working capital deficit of $263,231 as of June 30, 2004. These issues raise substantial doubt about the Company's ability to continue as a going concern.

The Company continues to seek debt and equity financing to fund its working capital needs. Failure of the Company raise additional debt and equity financing in the near future and achieve profitable operations in the long-term could result in the Company being unable to continue as a going concern. No estimate can be made of the range of loss that is reasonably possible should the Company be unable to reach its goals.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

Note 3.  Payroll and Payroll Taxes

In March 2004, the Company agreed to a payment plan with the IRS related to employee payroll withholdings and payroll taxes in which the Company did not pay from October 1, 2000 through June 30, 2003 aggregating approximately $88,000 at December 31, 2003. This liability is included in accrued expenses - payroll and payroll taxes. The payment plan requires 24 monthly installments of $2,000 beginning April 15, 2004 and ending March 15, 2006. On March 15, 2006, the Company will work with the IRS to determine the resolution for final payment. Until all amounts owed are paid to the IRS, the IRS will maintain a federal tax lien on the Company's property.

In March 2004, the State of Minnesota placed a lien on the Company's property. The amount owed to the State of Minnesota is approximately $3,185 at June 30, 2004 and is included in accrued expenses - payroll and payroll taxes.

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


Description of Business

Overview

Subjex Corporation is an innovative provider of intelligent customer service solutions. Subjex Corporation has developed an Artificial Intelligence Software platform that is used to create thinking virtual personalities developed on an open software distribution platform. The software chats with web site visitors, answers questions, and sells products for its clients. Making complex web site processes simple for web site visitors has become the key to rapid sales and customer retention. Subjex Corporation is setting a new standard in customer service technology that is both easily deployable and astoundingly inexpensive. The Subjex Corporation mission is to give massive value to our client base while providing Clear-continuous revenue and profit growth for our investor base. We are committed to fostering a community of developers from which our customers draw virtual personality's expert in additional and specialized areas of business.


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

Today, Subjex is the only customer service solution that is targeting small business while meeting the real demands of ecommerce. The Company's Subjex dialogue platform supports each function of customer service from the introduction and ongoing sale to post sale support.


Trademarks and Patents

The Company holds trademarks and patent protection for most of its business that management feels are relevant to protect the company interests. The Company continues to maintain a patent on business functions of its some of its products.


Environmental Compliance

The Company believes it is in compliance with all current federal and state environmental laws.


Employees

The Company currently has 6 full-time employees. All the Company's full-time employees are involved in sales, support, marketing and administrative functions and most are involved in engineering, research and development. The Company's employees are not represented by any labor unions. The Company considers its relations with its employees to be very good.

Competition

The Company is aware of other companies selling solutions that appear to be similar to Subjex; however management is not aware of any companies that are selling the same solution as we have designed. Our marketing efforts are focused directly to small businesses, which our pricing model reflects. Our competitions solutions are less effective, extremely complex for the small business owner, and vastly more expensive. Our demographic target - to our knowledge - has never been exposed to this type of technology, because no one has priced an appealing product within the budget of small business. Management believes that while some companies my have greater resources than Subjex, we have superior products, at a lower price, and the experience to take a huge part of the market before our competitors realize it and have time to adapt and change.


Recent Developments

In early 2004 Subjex Corporation has experienced large signup increases and is quickly increasing new registered users on the technology. In the first quarter of 2004, the Company had

318 new businesses signup on our platform versus only 13 in fourth quarter of 2003. Now averaging 8 new signups per day or 730 per quarter, the Company is reducing its reliance on selling shares of its common stock to survive. In the first and second quarter 2004, the Company raised only as much money as it needed to execute its plan. With many cost saving measures in place since 2002, and our growth in signups so far in 2004, management feels that the Company will become profitable on an ongoing basis in late 2004. In the first and second quarter of 2004, the Company has been able to raise additional monies through private issuances of its stock to accredited individuals. Receipt of these monies allowed the Company to significantly increase its marketing efforts with out increasing expenditures.

The Company has generated relatively small revenues in the quarter ended June 30, 2004. However recent percentage increases in sales are significant, and as of June 30, 2004 the Company generated 63% more revenue than for the previous quarter. At the time of this filing the Company is generating well over 50% of the revenue necessary to become cash flow positive from operations. With our improved its marketing approach, that management expects to grow revenue at a rate of over 50% for the foreseeable future.

The results of the Company's new e-commerce education program via direct e-mail has provided management a method of growing the business that is more predictable and sustainable with very little expenditures. The Company now has over 2,000,000 people who have submitted their domain site to the search portal Subjex.net with qualified new submissions averaging 30,000 per month. We are using these submissions for our e-commerce education marketing campaign. This growing list of submissions is not costing the Company any money to sell SubjexCSR product though.

As of June 30, 2004, the Company's cash balances were not sufficient to meet its operational needs, which is why the Company has relied on the on going sales of unregistered shares of our common stock to fund operational needs. Profitable operations are expected by the end of 2004. As sales increase the Company expects future operational cash requirements to remain at their current levels. This is because of the automation of the sales, training and installation (i.e. delivery) of the Company's products.

                           PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

In March 2004, the Company agreed to a payment plan with the IRS related to employee payroll withholdings and payroll taxes in which the Company did not pay from October 1, 2000 through June 30, 2003 aggregating approximately $88,000 at December 31, 2003. This liability is included in accrued expenses - payroll and payroll taxes. The payment plan requires 24 monthly installments of $2,000 which began on April 15, 2004 and will end March 15, 2006. On March 15, 2006, the Company will work with the IRS to determine the resolution for final payment. Until all amounts owed are paid to the IRS, the IRS will maintain a federal tax lien on the Company's property.

In March 2004, the State of Minnesota placed a lien on the Company's property. The amount owed to the State of Minnesota is approximately $3,185 at June 30, 2004 and is included in accrued expenses - payroll and payroll taxes. The amount the Company owed to the State of Minnesota was overestimated by the State as a result of a lack of information made available to them by the Company. This was an accidental oversight by the company's previous accounting staff who were was replaced earlier in the year. As of June 30, 2004 the Company paid the State of Minnesota all past due balances and has paid down most of the balance due and has competent accounting systems in place to prevent this from happening in the future.


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2004, the Company sold 3,898,626 shares of unregistered common stock for $204,723.

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

SUBJEX CORPORATION
(registrant)

                                     By  /s/ Andrew Hyder

                                     Andrew Hyder, CEO (acting CFO)
                                     Aug 14, 2004