Form 10QSB
period 2004-09-30
SUBJEX CORP
filed 2004-11-12
CIK 1107699

U. S. SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004
                -------------------------------------------------

         [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                                  ACT OF 1934
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

                                 (952) 931-0501
                         (Registrant's telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

There were 39,178,103 shares of common stock outstanding as of September 30, 2004.


                                       -1-

================================================================================

SUBJEX  CORPORATION  INDEX

                                                                         PAGE NUMBER

PART I -   FINANCIAL INFORMATION

           ITEM 1. FINANCIAL STATEMENTS

             Balance Sheets as of September 30, 2004 (unaudited)
             and December 31, 2003  (audited)                                        3

             Statements of Operations for the Three and Nine
             Months Ended September 30, 2004 and
             September 30, 2003 (unaudited)                                          4

             Statements of Cash Flows for the Nine
             Months Ended September 30, 2004 and
             September 30, 2003 (unaudited)                                          5

             Notes to the Financial Statements (unaudited)                           6

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

CERTIFICATIONS

SIGNATURES

                              PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BALANCE  SHEETS

                                            September 30,           December 31,
                                          2004 (unaudited)         2003 (audited)
                                        --------------------------------------------
               ASSETS
               ------
Current Assets:
  Cash                                  $                  -  $               3,753
  Accounts receivable, net                                 -                    300
  Prepaid expenses                                     2,000                  2,000
                                        --------------------  ----------------------

    Total current assets                               2,000                  6,053

Fixed assets, net                                     11,938                  5,937
                                        --------------------  ----------------------


    Total assets                        $             13,938                  11,990
                                        ====================  ======================

LIABILITIES AND
---------------
STOCKHOLDERS' DEFICIT
---------------------

Current Liabilities:
  Bank overdrafts                       $                 11  $                   -
  Subordinated convertible
  notes payable                                       22,800                 23,000
  Demand notes payable                                20,000                 20,000
  Accounts payable                                    83,625                 91,637
  Accrued expenses:
    Payroll and payroll
    taxes                                            138,989                208,303
    Other                                             24,352                 27,517
                                        --------------------  ----------------------

    Total current
    liabilities                                      289,777                370,457

Long-term debt:
  Note payable - related party                         1,708                      -
  Notes payable                                        4,420                  5,274
                                        --------------------  ----------------------

    Total liabilities                                295,905                375,731
                                        --------------------  ----------------------

Stockholders' deficit:
  Undesignated stock, no par or
  stated value;
    10,000,000 shares
    authorized: none issued
    or outstanding                                   -                            -
  Common stock, no par or
  stated value;
    40,000,000 shares
    authorized:
    39,178,103 and
    33,694,236 shares
    issued and
    outstanding at
    September 30, 2004 and
    December 31, 2003
    respectively                                   4,075,621              3,804,198
  Note receivable - officer                                -                (38,292)
  Accumulated deficit                             (4,300,292)            (4,129,647)
                                        --------------------  ----------------------

Stockholders' deficit                               (281,967)              (363,741)
                                        --------------------  ----------------------

  Total liabilities and
  stockholders'' deficit                $             13,938  $              11,990
                                        ====================  ======================

      The accompanying notes are an integral part of these financial statements.

STATEMENTS  OF  OPERATIONS  (unaudited)


                                        Three Months Ended June 30,
                                           2004             2003
                                     --------------------------------

Revenues                             $      11,041   $         5,080
                                     --------------  ----------------


Expenses:
  Selling, general and
  administrative                           134,770            66,482
                                     --------------  ----------------

    Total operating
    expense                                134,770            66,482
                                     --------------  ----------------

                                     --------------  ----------------
Net loss                             $    (123,729)  $       (61,402)
                                     ==============  ================

Net loss per basic and diluted
common share                         $      (0.003)  $        (0.002)
                                     ==============  ================

Weighted average common shares
    outstanding - basic and diluted     38,387,793        28,533,145
                                     ==============  ================

                     The accompanying notes are an integral
                      part of these financial statements.

STATEMENTS  OF  OPERATIONS  (unaudited)


                                                  Nine Months Ended September 30,
                                                    2004               2003
                                              -------------------------------------

Revenues                                      $        24,144   $            8,867
                                              ----------------  -------------------

Expenses:
  Selling, general and
  administrative                                      251,578              196,715
                                              ----------------  -------------------

    Total operating
    expense                                           251,578              196,715
                                              ----------------  -------------------

    Operating loss                                   (227,434)             187,848)

Other income (expense)
  Interest expense                                       (507)              (6,679)
                                              ----------------  -------------------

Net loss                                      $      (227,941)  $         (194,527)
                                              ================  ===================

Net loss per basic and diluted
common share                                  $        (0.006)  $           (0.007)
                                              ================  ===================


Weighted average common shares
  outstanding - basic and diluted                  36,107,386           28,533,145
                                              ================  ===================

    The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)

                                                              Nine Months Ended June 30,
                                                                    2004         2003
                                                              --------------------------
Cash flow from operating activities:

  Net loss                                                    $    (227,941)  $(194,527)
  Adjustments to reconcile net loss to
    net cash used in operating activities:

      Depreciation and amortization                                   3,571       5,702
      Stock compensation expense                                     19,700           -
      Non cash consulting expense                                    40,000           -
  Changes in operating assets and liabilities:
    Accounts receivable                                                 300        (450)

    Prepaid expenses                                                      -         629

    Accounts payable                                                 (8,012)        892

    Payroll and payroll taxes payable                               (69,314)    (26,481)
    Other accrued expenses                                           (3,165)    (13,445)
                                                              --------------  ----------

Net cash used in operating activities                              (244,861)   (227,690)
                                                              --------------  ----------

Cash flow from investing activities:
  Purchases of property and equipment                                (9,572)     (5,367)
                                                              --------------  ----------

Net cash flows used in investing activities                          (9,572)     (5,367)
                                                              --------------  ----------

Cash flow from financing activities:
  Bank overdrafts                                                        11       4,798
  Proceeds from issuance of capital stock                           251,723     389,646
                                                                                      -
  Stock subscriptions                                                     -    (133,100)
  Principal payments on convertible notes
  payable                                                              (200)

  Principal payments on long-term debt                                 (854)    (57,129)

                                                              --------------  ----------

Net cash provided by financing activities                           250,680     204,215
                                                              --------------  ----------

Decrease in cash                                                     (3,753)    (28,842)
Cash at beginning of period                                           3,753      28,842
                                                              --------------  ----------

Cash at end of period                                         $           -   $       -
                                                              ==============  ==========

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

Note 2. Going Concern

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities in the normal course of operations. Since inception, the Company has incurred losses of $4,357,588 and has a working capital deficit of $293,905 as of September 30, 2004. These issues raise substantial doubt about the Company's ability to continue as a going concern.

The Company may need to continue to seek equity financing to fund its working capital needs. Failure of the Company achieve profitable operations or raise additional equity financing in the near future and in the long-term could result in the Company being unable to continue as a going concern. No estimate can be made at this time of the range of loss that is reasonably possible should the Company be unable to reach its goals.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

Note 3. Payroll and Payroll Taxes

In March 2004, the Company agreed to a payment plan with the IRS related to employee payroll withholdings and payroll taxes which the Company incurred from October 1, 2000 through June 30, 2003 aggregating approximately $88,000 at December 31, 2003. This liability is included in accrued expenses - payroll and payroll taxes. The payment plan requires 24 monthly installments of $2,000 which began on April 15, 2004 and will end March 15, 2006. On March 15, 2006, the Company will work with the IRS to determine the resolution for final payment. Until all amounts owed are paid to the IRS, the IRS will maintain a federal tax lien on the Company's property.

In March 2004, the State of Minnesota placed a lien on the Company's property. The amount owed to the State of Minnesota is approximately $492 at September 30, 2004 and is included in accrued expenses - payroll and payroll taxes.

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

Description of Business

Overview

Subjex Corporation is an innovative provider of intelligent customer service solutions. Subjex Corporation has developed an Artificial Intelligence Software platform that is used to create thinking virtual personalities developed on an open software distribution platform. The software chats with web site visitors, answers questions, does customer service functions, and sells products for its clients. Making complex web site processes simple for web site visitors has become the key to rapid sales and customer retention. Subjex Corporation is setting a new standard in customer service technology that is both easily deployable and inexpensive. The Subjex Corporation mission is to give massive value to our client base while providing Clear-continuous revenue and profit growth for our investor base. We are committed to fostering a community of developers from which our customers draw virtual personality's expert in additional and specialized areas of business.

Principal Products and Services

SubjexCSR (Customer Service Representative) is Subjex Corporation's flagship product. SubjexCSR is used in conjunction with SubjexOPS (Operator Training System) which allows clients to train their implementation to sell their products and communicate with their users on their web site. This technology is used on the Subjex.com web site to sell itself by conducting dialogue with business owners (through text) to dynamically converse using text based conversation chat. SubjexCSR can lower costs dramatically for companies who have web sites, and inbound calls from users of their web site. The system can converse eloquently with hundreds of simultaneous users for far less than the cost of one live operator, and can drastically increase sales (closing ratios) by recommending ideal products for that specific individual. The key to this product is its iterative "back and forth" methodology which actually conducts an interview conversation. The system is able to learn users'' needs in a way users are already familiar with - "dialogue".

Today, Subjex Corporation is the only customer service solution that is targeting small business while meeting the real life demands of e-commerce. The Company's Subjex dialogue platform supports each function of customer service from the introduction and ongoing sale to post sale support.

Trademarks and Patents

The Company holds trademarks and patent protection for most of its business that management feels are relevant to protect the Company interests. The Company continues to maintain a pending patent on business functions of some of its products and has recently filed for its second patent application.

Environmental Compliance

The Company believes it is in compliance with all current federal and state environmental laws.

Employees

As of October 28, 2004, the Company had 9 full-time employees. Three of these employees are involved in the new telemarketing call center that was built and they are working primarily on a commission basis. The remaining employees are used for support, strategic marketing, technology development and administrative functions. The Company's employees are not represented by any labor unions. The Company considers its relations with its employees to be very good.

Competition

The Company is aware of other companies selling solutions that at first look appear to be similar to Subjex; however management is not aware of any companies that are selling the same solution. In addition our marketing efforts are focused directly to small businesses, which our pricing model reflects. Our competitions solutions are less effective, extremely complex for the small business owner, and vastly more expensive, affordable only to larger business. Our target demographic - to our knowledge - has never been exposed to this type of technology, because no one has priced an effective product of its type within the budget of small business. Management believes that while some companies may have greater resources than Subjex, we have superior products, at a lower price, and the forethought and insight to take a huge part of the market before our competitors realize it and have time to adapt and change.

Recent Developments

The Company recently filed for our second patent application on its business methodology and newest version of SubjexCSR and SubjexOPS. Management believes these patents will have significant value in the market long term.

In the first, second and third quarters of 2004, the Company was able to raise additional monies through private issuances of its stock to accredited individuals. Receipt of these monies allowed the Company to significantly improve its marketing efforts without significantly increasing expenditures. Because of new developments in marketing and growth in revenue, management feels that the Company could generate enough new business to become positive cash flowing from operations on an ongoing basis sometime in the 4th quarter 2004.


In the first quarter of 2004, the Company had 318 businesses who signed up on the SubjexCSR free trial. In the second quarter of 2004 the Company had 507 new businesses sign up on the free trail. As a result of the 2nd quarter increase, the Company gained experience on how and why signups convert from the free trial to long term paying customers. Management at that time realized that its retention of new business from the free trial to paying clients was much lower than it actually could be. Prospects needed to be better qualified and sold better. Therefore the Company reworked its entire marketing approach from a product based marketing message to an e-commerce education approach. This approach was designed to address more of the real needs of small business and to educate prospects on how the Subjex products fit into a competent e-commerce strategy. Unfortunately the result of reworking the approach caused the signup rate in the 3rd quarter to temporary slow to 262 new businesses. However the retention of those that signed up has resulted in an increase in revenue, and a more effective marketing approach that yields higher quality prospects.

The Company generated relatively small revenues in the quarter ended September 30, 2004. However recent percentage increases in sales are significant despite a complete reworking of the marketing approach. The percentage revenue increase in the 3rd quarter of 2004 was 44% over the revenue generated in the 2nd quarter of 2004 from $8,060 to $11,547. Management is already seeing a much faster increase much in the 4th quarter revenue based upon the changes it has made. Total October revenues were $4,364 and as of November 5th the monthly revenue had already reached $3,871. With new clients being billed everyday.

The Company now has over 2,100,000 businesses who have submitted their Company domain (web site) to the dialogue search engine portal Subjex.net and an increase of new submissions is averaging 30,000 per month. This list of submissions has served the Company well for the introduction of the e-commerce education marketing campaign. The results of the Company's new e-commerce education program via direct e-mail have provided management a method of growing the business that is more effective than previous methods. This approach has generated over 5,000 leads for our telemarketing center to use in generating new signups. While current revenues are relatively insignificant, insight into our current marketing operations will show how the Company's projected numbers are attainable.

For example, as part of this recently modified the direct marketing approach, the process educates prospects as to the merits of the Company's solutions while also educating people on all aspects of selling online. Actual email response rates went from .001% in the 2nd quarter 2004 to 2.4% in 3rd quarter 2004 which initially generated 5,000 business leads. Therefore management made renovations to their Minnetonka offices to accommodate an outbound telemarketing call center which was completed on Monday, October 11, 2004. Commission based sales professionals were hired and initially were expected to close 1 signup per hour per employee. However as of Friday October 29, 2004, only 18 days into the project, our first sales person surpassed this goal and began closing 1.1 per hour. Management has since raised its reasonable expectations to 1.5 signups per hour per person. Management believes that rate to be conservative considering how new the program is and that further improvement is naturally inevitable.

Phase 1 goal of the telemarketing center is to reach the level of 5 full time employees who will close an average of 1.5 businesses on the free trial signup per hour per person or a total of 300 per week. Management feels that our trend of increasing the retention of users on the free trial to long term clients will continue to improve. In January 2004 our retention rate was 15%, as of June it was over 50% and as of November 1, 2004 was over 60% retention. The goal of goal of phase 1 is an 80% retention which management feels is realistic due to the fact that all previous retention percentages were from businesses who signed up without being contacted by a live person. The telemarketing approach answers more questions prospects have in advance and gives a stronger sense of personal attention from the beginning. Phase 1 will produce 15,600 signups in one year. If 80% retention is applied to this number we can expect to retain 12,480 paying clients with an average monthly fee of $50, (most clients pay $29 per month - some pay $150). Therefore management feels that phase 1 after being in operation for one year will realistically generate monthly gross revenues of $624,000 or $7,488,000 annually.

Phase 2 goal of the telemarketing center is to reach the level of 21 full time employees who will close an average of 1.5 businesses on the free trial signup per hour per person or 1200 per week. This scale of operation is expected to be attained sometime in the second quarter 2005 and if projected out 30 months will explain how management arrived at its revenue projection in the Company's letter to shareholders dated October 7, 2004.

There are more than 40 million small businesses and individuals that the Company has identified as our target market for the SubjexCSR technology. Although Management cannot be completely sure of the exact results of its marketing approach, management believes that it may be possible to gain a client base of 100,000 businesses over several years using the current telemarketing methods. This represents potential of $60 million in annual revenue.

Other revenues: Subjex is a modular platform that builds knowledge in what is called a "Frame" or within one basic theme or subject. For the Company's clients this means their virtual representative will be an expert in the context of their objectives. This creates many other opportunities which are diligently being pursued. The Company is now very close to the launch of the "Subjex Developer's Network" which will allow individuals to create "Frames" or personalities on the Subjex platform that can then be sold to the Company's growing client base from it's "personality portal". Management anticipates charging developers $10 per month and retaining 15% of each sale. Developers receive the full version of the software, and can sell each personality as many times as they wish. Management also feels that to offer a library of personalities on the Subjex platform will be very lucrative for the developers and much needed in the marketplace. These expert personalities will talk about and sell commodity items, sales processes, services or even tell jokes. No revenue estimate can be made on this business model until some time after the launch of the developer's network.

Because of the Company direction change in its marketing approach, the costs involved in setting up its telemarketing center and other factors, as of September 30, 2004, the Company's cash balances were not sufficient to meet its operational needs, which is why the Company relied on small additional sales of unregistered shares of common stock to fund operational needs. This is because of the automation systems in place which handle much of the sales, training and installation (i.e. delivery) of the Company's products.



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

In March 2004, the State of Minnesota placed a lien on the Company's property. The amount owed to the State of Minnesota was approximately $492 at on September 30, 2004 and is included in accrued expenses - payroll and payroll taxes.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

During the first Nine months ended September 30, 2004, the Company sold 5,503,867 shares of unregistered common stock for $260,324.

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

SUBJEX  CORPORATION
(registrant)

                                     By /s/ Andrew Hyder

                                     Andrew Hyder, CEO (acting CFO)
                                     November 12, 2004