Form 10KSB
period 2004-12-31
SUBJEX CORP
filed 2005-04-01
CIK 1107699

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Transitional Small Business Disclosure Format Yes ☐ No ☒

	SUBJEX CORPORATION
	FORM 10-KSB

	YEAR ENDED DECEMBER 31, 2004

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

Employees

The Company currently has 10 full-time employees. The Company's employees are not represented by any labor unions. The Company considers its relations with its employees to be outstanding.

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

Recent Developments

In 2004 and early 2005, Subjex Corporation has made sales increases and is quickly increasing new registered users of the technology. Now averaging 25-35 new clients per day, the company is reducing its reliance on selling stock to survive. In 2004 the Company raised only as much money as it needed to execute its plan. With many cost saving measures in place since 2002, and our percentage growth in 2004, managements feels that the Company will become profitable on an ongoing basis in 2005.  In 2004 the Company has been able to raise additional monies through private issuances of its stock.  Receipt of these monies allowed the Company to significantly increase and refine its marketing efforts with out increasing expenditures.

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

ITEM 4: Submission of Matters to a Vote of Security Holders

No sale or substantial restructuring of the Company happened in 2004. No matters were submitted to the vote of the Company’s stockholders in 2004.

PART II

ITEM 5: Market for Common Equity and Related Stockholder Matters

(a) Market Information

The Company’s Common Stock is traded on the Over the Counter Bulletin Board since January 2000 under the symbol “PGBN”. Since the commencement of trading, the Company has changed it ticker symbol in 2003 to “SBJX”. Its high and low sales prices of common stock in 2004 were $0.30 and $0.02, respectively.  Since the Company is not NASDAQ qualified, these prices are inter-dealer prices and may not reflect actual value or transactions.
The estimated aggregate market value on March 22, 2005, of the voting common stock held by non-affiliates was $6,496,304 based upon an average bid and asked price of $.15 of such common stock at that date on the Over-The-Counter Bulletin Board (OTCBB: SBJX). The number of shares outstanding of each of the issuer's common stock as of March 22, 2005 was 43,308,692 shares.

Price per Share - Calendar Year 2004

Quarter	High	Low

First	$0.10	$0.05
Second	$0.30	$0.021
Third	$0.25	$0.05
Fourth	$0.21	$0.06

Price per Share - Calendar Year 2003

Quarter	High	Low

First	$0.11	$0.04
Second	$0.10	$0.04
Third	$0.15	$0.04
Fourth	$0.11	$0.035

On December 31, 2004 there were 284 holders of the Company’s outstanding 42,558,096 shares of common stock.

(a) Dividends

              The Company has not paid dividends on its common stock and may not do so in 2005. Although it is the company intention to pay dividends, there is no assurance that any dividends will be paid in the future.  Any earnings in 2005 may be utilized to invest in projects intended to build the Company’s sales base, to buy back its own stock or for paying dividends.

(b) Recent Sales of Unregistered Securities

The following discussion describes all securities sold by us during the past year without registration.

In 2004 the Company sold common stock in the amount of 8,427,193 to fund basic operations. The Company did not use underwriters, and all securities were sold by the Company. The Company did not make any public offerings of any securities; all sales were private, to accredited individuals only. The securities were sold for cash at .03 to .09 cents per share with a no par value. There were no underwriting discounts or commissions paid on these securities. The Company issued warrants to purchase 1,675,000 shares of the Company’s common stock for finders fees related to the sale of the Company’s common stock in 2004.

The Company has relied on section 4(2) of the section of the Securities Act of 1933 under which the Company claimed exemption from registration. The Company did not solicit for funds publicly, and had acquired signed subscription agreements from the accredited participants of the securities sold. The securities sold by the Company are not convertible warrants or options and therefore there are no terms of conversion or exercise of the securities sold.

The net offering proceeds to the Company was $447,094 which the Company used for the payment of employee salary, office rent; purchase of equipment; repayment of indebtedness; working capital. There were no indirect payments to directors, officers, or their associates; to persons owning ten (10) percent or more of any class of equity securities of the issuer; and to affiliates of the issuer; or direct or indirect payments to others for monies raised.

ITEM 6: Management's Discussion & Analysis of Financial Condition and Results of Operations

The Company increased its operating expenses to $369,458 in 2004 compared to $351,366 in 2003. The Company increased its spending in 2004 slightly to accommodate its new marketing approach.

The Company generated revenues of $37,562 in 2004, $47,276 in 2003 compared to revenues of $23,812 in 2002.  Most of the revenue in 2004 was generated from recurring SubjexCSR revenue - whereas the revenue from 2003 was due to revenue generated from the Subjex technology, held over on the books as deferred revenue. Our revenue levels by themselves were not sufficient to sustain the Company’s operations in 2004; therefore funds were raised from the sale of common stock to the Company’s investor base to meet its financial needs.  The Company has adopted a “just-in-time” funding method, in an effort to hold off dilution of its stock, by not raising more funds than necessary while its stock price is low.

The uncertain nature of the market has historically made revenue prediction of future sales results difficult for the Company. The Company, however, has refined its marketing efforts significantly, and is seeing increasing numbers of new clients using and paying for the SubjexCSR technology.  The Company has recently seen growth rates as large as 35 new clients per day. This revenue growth is being analyzed in an effort to devise a predictable future revenue projections model.

Company expects to continue to raise additional capital from the issuance of common stock from its current investor base. This funding is expected to bring the Company into an ongoing positive cash flow situation as a result of operations and revenues. The Company does not expect to experience significant negative fluctuations in its future operating results. Due to the incremental growth of its current revenues designed into the business model, management expects a predictable revenue growth track to emerge in 2005. Factors that may affect the Company's operating results include the continued success of marketing efforts and potential mergers or acquisitions.

Liquidity and Capital Resources

The accumulated deficit from inception to December 31, 2004 was $4,464,356. To date, most of the operations of the Company has depended on monies raised through the issuance of common stock.  The Company is continuing to raise monies through private sales of its common stock as necessary. The Company feels that these issuances will provide it sufficient monies to sustain operations until operating revenues are sufficient to cover operating expenses.

The Company has and will continue using its capital resources to bring the Company profitable. Once this is accomplished the Company will focus its use of capital resources on the continued enhancement of sales growth. After profitability is reached, management expects an increasing growth curve in the Company’s profit margin with decreasing necessary external resources. The Company will use this profit to further grow its market share, start its dividend program, and additionally start a stock support and buy back program. This stock buy back program is intended to support the stock price and build a stock reserve for future use in possible acquisitions.

ITEM 7: Financial Statements

The financial statements of the Company are included herein following the signatures.

ITEM 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

MANAGEMENT

The executive officers and Directors of the Company are as follows:

Name	Age	Position
Andrew D. Hyder	38	Chief Executive Officer
		President
		Chairman of the Board

       Andrew D. Hyder has been the President and Chief Executive Officer and a Director since October 1999. He is the founder of the Company and has served as President and Chief Executive Officer since its inception in 1998. He brings extensive marketing, software development, and artificial intelligence skills to the Company. Andrew served as President of Interactive Host, a successful web development, hosting and search engine positioning company. Andrew developed a search engine ranking and positioning expert system that was later sold and netted over one-half million dollars.

       Andrew has founded and managed several technology and advertising companies. He has expertise in general areas of business, including several specialized areas such as, finance, direct mail marketing, and corporate branding. Andrew knows seven different computer programming languages such as C++, Java, Cobol, the Visual languages (Basic, C, Java), JavaScript, HTML and Perl; his technical experiences span just about every type of PC platform in use today, from Unix/Linux, Mac to Win/NT. He began computer programming flight simulators in 1978 at age 12.

       Andrew has a firm grasp of modern technologies as applied to corporate infrastructure and what it takes to build a successful public technology organization. At Subjex, he is responsible for the vision and direction of the corporation and supervision and leadership of the Company’s Artificial Intelligence research and development.

Name	Age	Position
Scott Bjerstedt	25	Chief Technology Officer
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

ITEM 10: Executive Compensation

Summary Compensation Table

The following table sets forth the compensation earned in certain fiscal years by the Company’s Chief Executive Officer including the year ended December 31, 2004.

Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation
Andrew D. Hyder (1)	2004	$0.00	-	$38,292
Director, President and	2003	17,083	-	-
Chief Executive Officer	2002	48,333	-	-

(1) During 2003 the Company sold 765,834 shares of common stock to the Company's CEO with a fair market value of $38,292.  The CEO agreed to pay for these shares in 2004.  In 2004, the CEO and the Company agreed that note receivable would be exchanged for payment of the CEO's salary during 2004.  No amounts remain outstanding on the note receivable at 2004.

As authorized by the board of directors, in 2003 Andrew Hyder converted $62,500 of his note with the Company to a restricted stock grant by the Company for 1,250,000 shares of common stock. This was a conversion of debt to equity.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

PRINCIPAL SHAREHOLDERS

The following table sets forth certain information with respect to beneficial ownership of the Company’s Common Stock as of March 31, 2005 by: (i) each Director of the Company, (ii) each Named Executive Officer (iii) all Directors and executive officers of the Company as a group and (iv) each person or entity known by the Company to own beneficially more than five percent of the Company’s Common Stock. The address of each of the following shareholders is the same as the Company.

Name and address of Beneficial owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Andrew D. Hyder (2)	5,664,643	17.1%
Scott Bjerstedt	950,000	2.8%
All Directors and Officers	6,614,643	20%

(1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes generally voting power and/or investment power with respect to securities.  Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 31,2004 (“Currently Exercisable Options”) are deemed outstanding for computing the beneficial ownership percentage of the person holding such options but are not deemed outstanding for computing the beneficial ownership percentage of any other person.  Except as indicated by footnote, the persons named in the table above have the sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

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

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$ N/A	-
Equity compensation plans not approved by security holders (1)	3,042,600	0.30	2,092,400
Total	3,042,600	$0.30	2,092,400
(1)  Represents options to buy 407,600 shares and warrants to buy 2,635,000 shares

During 1999, the Company adopted the Pagelab Network, Inc. Stock Option and Stock Award Plan (the Plan).  The Plan permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options, which do not meet the requirements of Section 422.  A total of 2,500,000 shares have been reserved under the Plan through the period ending December 31, 2004.  All options will be granted at an exercise price not less than the fair market value of the common stock on the grant date according to the plan provisions.  The options granted to participants owning more than 10 percent of the Company’s outstanding voting stock must be granted at an exercise price not less than 110 percent of fair market value of the common stock on that date.  The options shall expire on the date determined by the Board of Directors, but not greater than 10 years from the grant date.

ITEM 12. Certain Relationships and Related Transactions

     In October 1999, the Company amended its Articles of Incorporation to increase the authorized shares of the Company from 25,000,000 to 50,000,000 shares, of which 45,000,000 shares have been designated as Common Stock and 5,000,000 are Undesignated.

Mr. Hyder advanced in the form of 6% notes, approximately $230,000 to the Company since its inception. A portion of these loans ($150,000) was used to purchase intellectual property from Commission Junction, Inc., located in Santa Barbara, CA.  At December 31, 2004, indebtedness owed to Mr. Hyder, after repayments or other reductions during the course of 2004, was $0.

ITEM 13. Exhibits and Reports on Form 8-K

(A)	EXHIBITS.

None.

(B)	REPORTS ON FORM 8-K . None.

( C )	Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

SEC Ref. No.	Title of Document	Location

9E-411	Amended Articles of Incorporation	F-2

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

SEC Ref. No.	Title of Document	Location

9E-411	Amended Articles of Incorporation	F-2

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors of the Company selected Carver Moquist & O’Connor, LLC (formerly known as Carver Moquist & Associates, LLC), certified public accountants with offices in Minneapolis, Minnesota, to audit the Company’s financial statements for the years ended December 31, 2004 and 2003. The following table details the fees billed by Carver Moquist & O’Connor, LLC in the years ended December 31, 2004 and 2003.

	2004	2003
Audit Fees	$15,800	$	- -
Audit-Related Fees	- -		- -
Tax Fees	- -		- -
All Other Fees	- -		- -
Total	$15,800	$	- -

No services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by Carver Moquist & O’Connor, LLC. Furthermore, no work of Carver Moquist & O’Connor, LLC with respect to its services rendered to the Company was performed by anyone other than Carver Moquist & O’Connor, LLC.

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

Date: March 22, 2005

NAME	TITLE

/s/ Andrew D. Hyder	President and Chief Executive Officer,
Andrew D. Hyder	Chief Financial Officer (and Principal Financial Officer) and Director

Exhibit Index

Exhibit 31.1 Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 Certificare pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 7. Financial Statements

SUBJEX CORPORATION

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

SUBJEX CORPORATION

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	1

Financial Statements:

Balance Sheets	2

Statements of Operations	3

Statements of Shareholders' Equity (Deficit)	4

Statements of Cash Flows	5

Notes to Financial Statements	8

Carver Moquist & O’Connor, LLC Certified Public Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Subjex Corporation

We have audited the accompanying balance sheets of Subjex Corporation as of December 31, 2004 and 2003, and the related statements of operations, shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2004. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Subjex Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had net losses for the years ended December 31, 2004 and 2003 and had an accumulated deficit at December 31, 2004. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Carver Moquist & O’Connor, LLC

Minneapolis, Minnesota
February 23, 2005

1550 American Blvd. E, Suite 680, Minneapolis, MN 55423

Telephone: (952)854-5700 Fax: (952)854-1163

1

SUBJEX CORPORATION

BALANCE SHEETS

	December 31,

	2004	2003

ASSETS

Current Assets:
Cash	$62,952	$3,753
Accounts receivable, net	- -	300
Prepaid expenses	2,000	2,000

Total current assets	64,952	6,053

Fixed assets, net	17,585	5,937
	- -	- -
	- -	- -

Total assets	$82,537	$11,990

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Subordinated convertible notes payable	$22,800	$23,000
Demand notes payable	- -	20,000
Current maturities of notes payable - related party	- -	- -
Accounts payable	72,120	91,637
Accrued expenses:
Payroll and payroll taxes	116,503	208,303
Other	26,654	27,517
Subscribed stock	- -	- -

Total current liabilities	238,077	370,457

Long-term debt:
Notes payable	3,474	5,274

Total liabilities	241,551	375,731

Shareholders' deficit:

Common stock, no par or stated value;
45,000,000 and 40,000,000 shares authorized: 42,558,096 and
33,694,236 shares issued and outstanding in 2004 and 2003, respectively	4,305,342	(38,292)
Notes Receivable - Officer	-	-
Accumulated deficit	(4,464,356)	(4,129,647)

Shareholders' deficit	(159,014)	(363,741)

Total liabilities and
Shareholders’ deficit	$82,537	$11,990

The accompanying notes are an integral part of these financial statements.

SUBJEX CORPORATION

STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2004	2003

Revenues	$37,562	$47,276

Expenses:
Selling, general and administrative	369,458	351,366

Total operating expense	369,458	351,366

Operating loss	(331,896)	(304,090)

Other income (expense)
Interest expense	(2,813)	(5,084)
Other	-	250

Net loss	$(334,709)	$(308,924)

Net loss per basic and diluted common share	$(0.01)	$(0.01)

Weighted average common shares
outstanding - basic and diluted	37,662,386	29,168,062

The accompanying notes are an integral part of these financial statements.

SUBJEX CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common Stock				Shareholders’
			Note Receivable -		Equity
	Shares	Amount	officer Accumulated	Deficit	(Deficit)

BALANCE, December 31, 2002	24,641,888	3,243,760		(3,820,723)	(576,963)

Stock Subscription at $.10 per share	1,331,000	133,100			133,100
Non cash stock compensation expense	960,000	77,900		- -	77,900
Stock issued for conversion of note at $.05 per share	1,125,000	56,250		- -	56,250

Common stock issuance at $.05 per share	4,454,957	221,810		- -	221,810

Subordinated convertible note at $.10 per share	100,000	10,000		- -	10,000

Stock issued to settle liability at $.03 to $.10 per share	315,557	23,086		- -	23,086
Shares issued to officer	765,834	38,292	(38,292)
Net loss	- -	- -		(308,924)	(308,924)

BALANCE, December 31, 2003	33,694,236	$3,804,198	$(38,292)	(4,129,647)	$(363,741)
Common Stock issuance at .03 to .09 cents per share	8,427,193	465,094	-		467,094
Exchange of note receivable - officer for officer’s 2004 salary			38,292
Non cash stock compensation expense	436,667	34,050			34,050
Net loss				(334,709)	(334,709)
Balance , December 31,2004	42,558,096	4,305,342	$-	(4,464,356)	(159,014)

The accompanying notes are an integral part of these financial statements.

SUBJEX CORPORATION

STATEMENTS OF CASH FLOW

	Years Ended December 31,

	2004	2003

Cash flow from operating activities:
Net loss	$(334,709)	$(308,924)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	6,386	4,872
Non cash stock compensation expense	34,050	77,900
Non cash officer compensation expense	38,292	- -
	- -	- -

		- -

Changes in operating assets and liabilities:
Accounts receivable	300	(300)
Prepaid expenses	- -	2,630
Accrued payroll and payroll taxes payable	(91,800)	41,222
Accounts payable	(19,517)	(20,746)
Other accrued expenses	(864)	(47,067)
Net cash flows used in operating activities	(367,862)	(250,413)

Cash flow from investing activities:
Purchase of property and equipment	(18,034)	-

Net cash flows used in investing activities	(18,034)	-

Cash flow from financing activities:
Proceeds from issuance of capital stock	447,095	221,810
- -		- -
(Payments) Proceeds from subordinated note payable	(200)	10,000
Principal payments on long-term debt	(1,800)	(205)
Principal payments on note payable - related party	-	(6,281)
Net cash flows provided by financing activities	445,095	225,324

Net Increase (decrease) in cash	59,199	(25,089)
Cash at beginning of year	3,753	28,842
Cash at end of year	$62,952	$3,753

The accompanying notes are an integral part of these financial statements.

SUBJEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Subjex Corporation provides a software service, Subject CSR, through an ASP (application service provider) model. Customers can use the software online or by downloading it, and do not need to install it on their server. This software service is wrapped in a subscription model, and is billed monthly until customer cancellation.

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

(Continued)

SUBJEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fixed Assets

Fixed assets are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in income for the period.  The cost of maintenance and repairs is expensed as incurred; significant renewals and betterments are capitalized.  Deduction is made for retirements resulting from renewals and betterments.

Useful Lives

Computers and equipment	3 to 5 years
Furniture	5 to 7 years
Operations equipment	5 years

(Continued)

SUBJEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

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

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Software Development Costs (Continued)

In accordance with SFAS No. 86, costs of software maintenance and customer support since the software became available for general release have been charged to expense as incurred.  Amounts expensed for ongoing software maintenance in the accompanying financial statements are as follows:

2004	$	None
2003		$10,000

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

The Company has granted options and warrants to purchase shares of common stock at various amounts per share (see Note 5).  Those options and warrants were not included in the computation of diluted earnings per share because the Company incurred losses in both years.  The inclusion of potential common shares in the calculation of diluted loss per share would have an antidilutive effect.  Therefore, basic and diluted loss per share amounts are the same in each year presented.

Stock-Based Consideration

The Company has applied the fair value-based method of accounting for employee and nonemployee stock-based compensation or consideration in accordance with FASB Statement 123.

(Continued)

SUBJEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

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

	2004		2003

Accounts receivable	$	- -	$2,300
Allowance for doubtful accounts		- -	(2,000)
Accounts receivable, net	$	- -	$300

Disputed Liabilities

The Company had no disputed liabilities in 2004; however the Company had disputed liabilities as disclosed in previous filings for 2003. The Company reversed $48,052 of disputed liabilities as the Company determined that the likelihood of payment was remote. As of December 31, 2003 there are no amounts reflected in the accompanying financial statements for disputed liabilities.  Management feels that no amounts will ever have to be paid for known disputed liabilities.  Due to uncertainties, however, it is at least reasonably possible that management’s estimate will change during the next year.  That amount can not be estimated.

(Continued)

SUBJEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with the Company’s financial statements.  Comprehensive income is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to nonowner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities.  It includes all changes in equity during a period except those resulting from investments by or distributions to owners.  For the years ended December 31, 2004 and 2003, net income and comprehensive income were equivalent.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes which require the use of the liability method of accounting for income taxes.  The Company’s net operating loss carry forwards are fully allowed for due to questions regarding the Company’s ability to utilize these losses before they expire.

Reclassifications

Certain reclassifications have been made to the 2004 financial statements to conform to the 2003 presentation. These reclassifications had no net income effect.

NOTE 2 - BASIS OF PRESENTATION

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred a net loss of $334,709 in the year ended December 31, 2004 and has incurred net losses of $4,464,356 inception to date.  In addition, as of December 31, 2004, the Company had a stockholders’ deficit of $159,014.

(Continued)

SUBJEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 2 - BASIS OF PRESENTATION (Continued)

These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time.  In 2004 and 2003 respectively, the Company raised working capital through the issuance of common stock, exercise of warrants and receipt of proceeds for subscribed stock totaling $447,095 and $224,900.  At present the Company is dependent upon equity financing as cash flows from operating activities are not sufficient to cover operating expenses.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2004	2003

Office and computer equipment	$43,255	$25,220
Accumulated depreciation	(25,670)	(19,283)
Property and Equipment, net	$17,585	$5,937

Depreciation expense was $6,386 in 2004 and $4,872 in 2003.

(Continued)

SUBJEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 - DEBT

Long-term debt consisted of the following at December 31:

Notes Payable - Due on Demand

The notes payable - due on demand, represent short-term operating loans granted the Company in 2001 and 2000.  These notes are unsecured, due on demand and bear interest at 12%.  Due to cash flow difficulties the Company has been unable to repay these amounts.  A summary of activity is as follows:

	2004		2003

Beginning of year		$20,000	$20,000

Stock issued in repayment		$(20,000)	- -

End of year	$	- -	$20,000

Convertible Notes Payable

The convertible notes payable are unsecured, bear interest at 10% and were due at various dates, with all currently being due.  Due to cash flow difficulties the Company has been unable to repay these amounts.  A summary of activity is as follows:

	2004	2003

Beginning of year	$23,000	$23,000

Repayments:
Proceeds from issuance of new note payable	- -	10,000
Stock and/or money issued in repayment	(200)	(10,000)

End of year	$22,800	$23,000

(Continued)

SUBJEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

(Continued)

SUBJEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 5 - SHAREHOLDERS, EQUITY

Stock Options:

During 1999, the Company adopted the Pagelab Network, Inc. Stock Option and Stock Award Plan (the Plan).  The Plan permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options, which do not meet the requirements of Section 422.  A total of 2,500,000 shares have been reserved under the Plan.  All options will be granted at an exercise price not less than the fair market value of the common stock on the grant date according to the Plan provisions.  The options granted to participants owning more than 10 percent of the Company’s outstanding voting stock must be granted at an exercise price not less than 110 percent of fair market value of the common stock on that date.  The options shall expire on the date determined by the Board of Directors, but not greater than 10 years from the grant date. No options were granted under the Plan during the years ended December 31, 2004 and 2003.

(Continued)

SUBJEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 5 - SHAREHOLDERS’ EQUITY - (Continued)

A summary of outstanding options under the Plan is as of December 31,

	2004		2003
	Shares	Weighted- Average Exercise Price	Weighted- Average Exercise Shares	Price
Outstanding at beginning of period	817,970	$.20 to 1.10	817,970	$.20 to 1.10
Granted	- -	- -	- -	- -
Exercised	- -	- -	- -	- -
Canceled/Expired	(410,370)	$.20 to $1.00	- -	- -
Outstanding at end of period	407,600	$.75 to 1.10	817,970	$.20 to .1.10

All options were fully vested and have a have weighted average remaining contractual life of 2.02 years at December 31, 2004.

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

The Company issued warrants related to the sale of common stock during 2004. The warrants for 1,075,000 shares which expire in 2006 and have an exercise an average exercise price of $0.10 per share.

A summary of outstanding options under the Plan is as of December 31,

	2004		2003

	Shares	Weighted- Average Exercise Price	Weighted- Average Exercise Shares	Price
Outstanding at beginning of year	1,714,800	$.35	1,154,800	$.37
Granted	1,075,000.35		660,000.29
Exercised	- -	- -	- -	- -
Canceled/Expired	(154,600)	.10	(100,000)	.10
Outstanding at end of year	2,635,000	$.18	1,714,800	$.35

All warrants were fully vested and have a have weighted average remaining contractual life of 1.13 years at December 31, 2004.

Note receivable - officer

During 2003 the Company sold 765,834 shares of common stock to the Company's CEO with a fair market value of $38,292.  The CEO agreed to pay for these shares in 2004.  In 2004, the CEO and the Company agreed that note receivable would be exchanged for payment of the CEO's salary during 2004.  No amounts remain outstanding on the note receivable at 2004.
(Continued)

SUBJEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 6 - INCOME TAXES

The reconciliation between expected federal income tax rates is as follows:

	2004		2003
	Amount	%	Amount	%
Expected federal tax benefit	$(95,494)	34%	$(105,034)	34%
State income tax, net of federal tax benefit	(11,122)	4%	(12,233)	4%
Valuation allowance	106,616	(38)%	117,268	(38)%

Total	$-	-%	$-	-%

The Company's net operating loss carryforwards are fully allowed for due to the Company's ability to utilize these losses before they expire. The following is a listing of the Company's net deferred tax assets as of December 31,

	2004	2003

Deferred tax asset relating to net
operating loss carryforwards	$1,041,000	$927,000
Valuation allowance	(1,041,000)	(927,000)

Net deferred tax asset	$-	$-

At December 31, 2004, the Company has carryforwards as follows:

	Federal	State

2019	$49,000	$49,000
2020	1,010,000	1,010,000
2021	1,051,000	1,051,000
2022	778,000	778,000
2023	300,000	300,000
2024	280,000	280,000
	$3,468,000	$3,468,000

NOTE 7 - SUPPLEMENTAL INFORMATION

	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$895	$17,320
Supplemental disclosure of non-cash investing and activities:
Stock repayments to stockholder for long-term debt	$--	$--
Common stock issued for fixed assets	$--	$--
Common stock issued and warrants and options exercised to settle:
Liabilities	$20,000	$315,557

Note payable - related party	$--	56,250

(Continued)

SUBJEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 8 - LEASE

The Company leases its offices under an operating lease which runs through January 2006.  Rent expense was $22,563 in 2004 and $14,733 in 2003. In February 2004, the Company signed a lease to rent its office space under a two-year lease agreement expiring February 2006. The lease requires monthly lease payments of $921 plus a proportionate share of real estate taxes, maintenance and insurance.

Future minimum rental commitments for this lease are as follows:

2005 - $11,050 2006 - $921