Form 10QSB
period 2005-03-31
SUBJEX CORP
filed 2005-05-16
CIK 1107699

U. S. SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
ACT OF 1934
Commission file Number 0-29711

Subjex Corporation
(Exact name of small business issuer)

Minnesota (State of incorporation)	41-1596056 IRS Employer Identification number

5720 Smetana Dr, Suite 325, Minnetonka, MN 55343
(Address of principal executive offices)

(952) 931-0501
(Registrant's telephone number)
Check whether the issuer (1) filed all reports required to be filed by

Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

There were 43,373,692 shares of common stock outstanding as of March 31, 2005.

Index

SUBJEX CORPORATION INDEX

Page Number

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets as of March 31, 2005 and December 31, 2005	3

Statements of Operations for the Three Months Ended March 31, 2005 and March 31, 2004	4

Statements of Cash Flows for the Three Months Ended March 31, 2005 and March 31, 2004	5

Notes to the Financial Statements	6

ITEM 2. PLAN OF OPERATION	7

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

CERTIFICATION PURSUANT TO SECTION 06 OF THE SABANES-OXLEY ACT OF 2002

CERTIFICATIONS

SIGNATURES

Index

SUBJEX CORPORATION
BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	Unaudited	Audited
ASSETS
Current Assets:
Cash	$764	$62,952
Prepaid expenses	2,000	2,000

Total current assets	2,764	64,952

Fixed assets, net	26,008	17,585

Total assets	$28,772	$82,537

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Subordinated convertible notes payable	$23,000	$22,800
Accounts payable	79,916	72,120
Accrued expenses:
Payroll and payroll taxes	80,106	116,503
Other	27,222	26,654

Total current liabilities	210,244	238,077

Long-term debt:
Notes payable	2,783	3,474

Total liabilities	213,027	241,551

Stockholders' deficit:
Undesignated stock, no par or stated value;
10,000,000 shares authorized: none issued
or outstanding	-	-
Common stock, no par or stated value;
45,000,000 shares authorized: 43,659,407 and
42,558,096 shares issued and outstanding at
March 31,2005 and December 31,2004,respectively	4,391,292	4,305,342
Note receivable - officer
Accumulated deficit	(4,575,447)	(4,464,356)

Stockholders' deficit	(184,155)	(159,014)

Total liabilities and stockholders’ deficit	$28,872	$82,537

The accompanying notes are an integral part of these financial statements.

Index

SUBJEX CORPORTION
STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended March 31,
	2005	2004

Revenues	$18,305	$5,042

Expenses:

Selling, general and administrative	128,929	57,940

Total operating expense	128,929	57,940

Operating loss	(110,624)	(52,898)

Other income (expense)
Interest expense	(567)	(161)

Net loss	$(111,191)	$(53,059)

Net loss per basic and diluted common share	$(0.003)	$(0.002)

Weighted average common shares
outstanding - basic and dilutes	43,373,692	34,300,236

The accompanying notes are an integral part of these financial statements.

Index

SUBJEX CORPORTION
STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended March 31,
	2005	2004

Cash flow from operating activities:
Net loss	$(111,191)	$(53,059)
Adjustments to reconcile net loss to
net cash from operating activities:
Depreciation and amortization	2,123	1,192
Non cash stock compensation expenses	12,450
Changes in operating assets and liabilities:
Accounts receivable		300
Prepaid expenses	-
Accounts payable	7,796	(5)
Payroll and payroll taxes payable	(36,397)	(17,952)
Other accrued expenses	568	999

Net cash used by operating activities	(124,651)	(68,525)

Cash flow from investing activities:
Purchase of property and equipment	(10,546)	-

Net cash flows used in investing activities	(10,546)	-

Cash flow from financing activities:
Proceeds from issuance of capital stock	73,500	65,500
Proceeds from stock subscriptions	-
Proceeds from notes from stockholder	-
(Payments) Proceeds from subordinated note payable	200	(200)
Principal payments on long-term debt	(691)	(483)
Principal payments on note payable - related party	-

Net cash provided by financing activities	73,009	64,817

Decrease in cash	(62,188)	(3,708)
Cash at beginning of period	62,952	3,753

Cash at end of period	$764	$45
The accompanying notes are an integral part of these financial statements.

Index

Notes to the Financial Statements (unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed financial statements of Subjex Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed financial statements. There are no additional material subsequent events or material contingencies that require disclosure. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed financial statements should be read in conjunction with Plan of Operation contained in this report and with the financial statements and accompanying notes included in the Annual Report on Form 10-KSB for the year ended December 31, 2004.

Note 2. Going Concern

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities in the normal course of operations. Since inception the Company has incurred losses of approximately $4,575,447 and has a working capital deficit of $184,155 as of March 31, 2005. These issues raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 3. Payroll and Payroll Taxes

In March 2004, the Company agreed to a payment plan with the IRS related to employee payroll withholdings and payroll taxes in which the Company did not pay from October 1, 2000 through June 30, 2003 aggregating approximately $88,000 at December 31, 2003. This liability is included in accrued expenses - payroll and payroll taxes. The payment plan requires 24 monthly installments of $2,000 beginning April 15, 2004 and ending March 15, 2006. On March 15, 2006, the Company will work with the IRS to determine the resolution for final payment. Until all amounts owed are paid to the IRS, the IRS will maintain a federal tax lien on the Company’s property. The Company has made all monthly payments as agreed for the year 2004 and the first quarter of 2005.

Index

Note 4. During the first quarter of 2005, the Company issued 1,011,311 shares of common stock for $73,500. In addition, the Company issued 90,000 shares of common stock to employees for services performed which were valued $12,450.

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

Description of Business

Overview

Subjex Corporation is an innovative provider of intelligent customer service solutions. Subjex Corporation has developed and sells an Artificial Intelligence Software platform that is used to create virtual personalities for company web sites. The software chats with web site visitors, answers questions, and sells products for its clients. Making complex web site processes simple for web site visitors has become the key to rapid sales and customer retention. Subjex Corporation is setting a new standard in customer service technology that is both easily deployable and astoundingly inexpensive. The Subjex Corporation mission is to give massive value to our client base while providing clear-continuous revenue and profit growth for our investor base. We are committed to fostering a community of developers from which our customers draw virtual personality’s expert in all areas of business.

Principal Products and Services

SubjexCSR (Customer Service Representative) is Subjex Corporation’s flagship Artificial Intelligence product. SubjexCSR is used in conjunction with SubjexOPS (Operator Training System) which allows clients to train their implementation to sell their products and communicate with their users on their web site. This technology is used on the Subjex.com web site to sell itself by conducting dialogue with business owners (through text) to dynamically converse with a normal, human-like conversation chat. SubjexCSR can lower costs dramatically for companies who have web sites, and inbound calls from users of their web site. The system can converse eloquently with hundreds of simultaneous users for far less than the cost of one live operator, and can drastically increase sales (closing ratios) by recommending ideal products for that specific individual. The key to this product is its iterative "back and forth" methodology which actually conducts an interview conversation. The system is able to learn users’ needs in a way users are already familiar with - by "text based dialogue".

Index

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

Employees

The Company currently has 9 full-time employees. Of the Company's full-time employees, most are involved in sales in some way. The Company's employees are not represented by any labor unions. The Company considers its relations with its employees to be very good.

Competition

The Company is aware of other companies selling solutions that appear to be similar to Subjex; however management is not aware of any companies that are selling the same solution as we have designed. In addition management has made the decision to focus all of our marketing efforts directly to small businesses, which our pricing model reflects. Our competitions solutions are less effective, extremely complex for the small business owner, and vastly more expensive. Our demographic target - to our knowledge - has never been exposed to this type of technology, because no one has priced an appealing product within the budget of small business. Management believes that while some companies my have greater resources than Subjex, we have superior products, at a lower price, and the experience to take a huge part of the market before our competitors realize it. The end result is that Management believes that we can generate much more income from our software model to small business than our competitors can from their high priced products aimed at large business.

Recent Developments

In 2004 and the first quarter of 2005 Subjex Corporation made signup increases with steady growth despite major changes in its marketing approaches. Retention of new users continues to increase, causing revenue to grow. Management feels that the Company will become profitable on an ongoing basis relatively soon but is not predicting a date that this will occur. In the first quarter of 2005, the Company has been able to raise additional monies through private issuances of its stock to accredited individuals. Receipt of these monies allowed the Company to operate and grow the revenue of the company.

Index

Operating expenses have increased for the same quarter of the previous year due to increased marketing efforts. However recent percentages of increases in sales are significant. More importantly the Company has further improved its client/prospect retention methods and its marketing approach and we expect to grow considerably faster in the foreseeable future.

The Company’s cash balances are not sufficient to meet its operational needs, which is why the Company has relied on the on going sales of unregistered shares and is now using debt instruments to fund operational needs. As sales increase the Company expects future operational cash requirements to remain at their current levels. This is because of the automation of the sales, training and installation (i.e. delivery) of the Company’s products. Until positive cash flow occurs, the Company requires additional capital investment to maintain its current operations.

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

Item 2 - Changes in Securities and Use of Proceeds

During the three months ended March 31, 2005, the Company issued 1,011,311 of common stock for $73,500. In addition, the Company issued 90,000 shares of common stock to employees for services performed which were valued $12,450

Item 3 - Defaults on Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

It is acknowledged that any sale or substantial restructuring of the Company will require a shareholders vote. No matters were submitted to the vote of the Company’s stockholders in this quarter.

Item 5 - Other Information

None.

Item 6 - Exhibits and reports on form 8-K

None