Form 10QSB
period 2005-06-30
SUBJEX CORP
filed 2005-08-15
CIK 1107699

U. S. SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
                -------------------------------------------------

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

There were 46,601,934 shares of common stock outstanding as of June 30, 2005.

SUBJEX CORPORATION INDEX
                                                                        PAGE NUMBER
PART I - FINANCIAL INFORMATION
          ITEM 1. FINANCIAL STATEMENTS

               Balance Sheets as of June 30, 2005 (unaudited)
               and December 31, 2004  (audited)                                  3

               Statements of Operations for the Three and Six
               Months Ended June 30, 2005 and
               June 30, 2004 (unaudited)                                         4

               Statements of Cash Flows for the Six
               Months Ended June 30, 2005 and
               June 30, 2004 (unaudited)                                         5

               Notes to the Financial Statements (unaudited)                     6

          ITEM 2. PLAN OF OPERATION                                              7

PART II - OTHER INFORMATION

          ITEM 1. LEGAL PROCEEDINGS                                              9

          ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS                       9

          ITEM 3. DEFAULTS UPON SENIOR SECURITIES                               10

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           10

          ITEM 5. CONTROLS AND PROCEDURES                                       10

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             10

SIGNATURES                                                                      11

CERTIFICATION PURSUANT TO SECTION 06 OF THE SABANES-OXLEY ACT OF 2002


                            PART 1 - FINANCIAL INFORMATION

                                   SUBJEX CORPORATION
                                     BALANCE SHEETS

                                                                June 30,       December 31,
                                                                 2005             2004
                                                               Unaudited         Audited
                                                            ----------------  --------------
                 ASSETS
                 ------
Current Assets:
        Cash                                                $           741   $      62,952
        Accounts Receivable                                             150
        Prepaid expenses                                              2,000           2,000
                                                            ----------------  --------------

            Total current assets                                      2,891          64,952

Fixed assets, net                                                    23,883          17,585
                                                            ----------------  --------------


            Total assets                                    $        26,775   $      82,537
                                                            ================  ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current Liabilities:
        Subordinated convertible notes payable              $        23,000   $      22,800
        Accounts payable                                             87,867          72,120
        Accrued expenses:
            Payroll and payroll taxes                                96,642         116,503
            Other                                                    27,786          26,654
                                                            ----------------  --------------

            Total current liabilities                               235,295         238,077

Long-term debt:
        Notes payable                                                 2,484           3,474
                                                            ----------------  --------------

            Total liabilities                                       237,779         241,551
                                                            ----------------  --------------

Stockholders' deficit:
        Undesignated stock, no par or stated value;
            10,000,000 shares authorized: none issued
            or outstanding                                                -               -
        Common stock, no par or stated value;
            50,000,000 shares authorized: 46,601,934 and
            42,558,096 shares issued and outstanding at
            June 30,2005 and December 31,2004,respectively        4,492,271       4,305,342
        Accumulated deficit                                      (4,703,275)     (4,464,356)
                                                            ----------------  --------------

Stockholders' deficit                                              (211,004)       (159,014)
                                                            ----------------  --------------


        Total liabilities and stockholders' deficit         $        26,775   $      82,537
                                                            ================  ==============

   The accompanying notes are an integral part of these financial statements.

                                SUBJEX CORPORTION
                            STATEMENTS OF OPERATIONS
                                    Unaudited

                                              Three Months Ended June 30,
                                                   2005          2004
                                              ---------------------------
Revenues                                      $    22,913   $      8,060
                                              ------------  -------------

Expenses:
        Selling, general and administrative       140,730         58,868
                                              ------------  -------------

            Total operating expense               140,730         58,868
                                              ------------  -------------

            Operating loss                       (117,817)       (50,808)

Other income (expense)

        Interest expense                           (7,789)          (346)
                                              ------------  -------------

Net loss                                      $  (125,606)  $    (51,154)
                                              ============  =============

Net loss per basic and diluted common share   $    (0.003)  $     (0.001)
                                              ============  =============

Weighted average common shares
        outstanding - basic and dilutes        46,601,934     36,249,549
                                              ============  =============

   The accompanying notes are an integral part of these financial statements.

                                 SUBJEX CORPORTION
                              STATEMENTS OF CASH FLOWS
                                     Unaudited

                                                             Six Months Ended June 30,
                                                                 2005         2004
                                                             ------------  -----------
Cash flow from operating activities:
        Net loss                                             $  (125,606)  $ (104,213)
        Adjustments to reconcile net loss to
            net cash from operating activities:
                Depreciation and amortization                      2,124        2,381
                Non cash stock compensation expenses
        Changes in operating assets and liabilities:
            Accounts receivable                                      150          150
            Prepaid expenses
            Accounts payable                                      (7,952)      (5,103)
            Payroll and payroll taxes payable                    (41,885)     (65,452)
            Other accrued expenses                                  (567)        (251)
                                                             ------------  -----------

Net cash used by operating activities                           (173,736)    (172,488)
                                                             ------------  -----------

Cash flow from investing activities:
        Purchase of property and equipment                          (266)      (2,550)
                                                             ------------  -----------

Net cash flows used in investing activities                         (266)      (2,550)


Cash flow from financing activities:
        Proceeds from issuance of capital stock                  173,979      204,723
        Proceeds from stock subscriptions                              -
        Proceeds from notes from stockholder                           -
        (Payments) Proceeds from subordinated note payable                       (200)
        Principal payments on long-term debt                                     (178)
        Principal payments on note payable  - related party            -
                                                             ------------  -----------

Net cash provided by financing activities                        173,979      204,345
                                                             ------------  -----------

Decrease in cash                                                     (23)      29,307
Cash at beginning of period                                          764        3,753
                                                             ------------  -----------

Cash at end of period                                        $       741   $   33,060
                                                             ============  ===========

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

Note 2.  Going Concern

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities in the normal course of operations. Since inception the Company has incurred losses of approximately $4,703,275 and has a working capital deficit of $173,736 as of June 30, 2005. These issues raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 3.  Payroll and Payroll Taxes

In March 2004, the Company agreed to a payment plan with the IRS related to employee payroll withholdings and payroll taxes in which the Company did not pay from October 1, 2000 through June 30, 2003 aggregating approximately $88,000 at December 31, 2003. This liability is included in accrued expenses - payroll and payroll taxes. The payment plan requires 24 monthly installments of $2,000 beginning April 15, 2004 and ending March 15, 2006. On March 15, 2006, the Company will work with the IRS to determine the resolution for final payment. Until all amounts owed are paid to the IRS, the IRS will maintain a federal tax lien on the Company's property. The Company has made all monthly payments as agreed for the year 2004 and the first quarter and second quarter of 2005.

Note 4. During the second quarter of 2005, the Company issued 2,382,528 shares of common stock for $173,979 and for consulting services work. Included in this, the Company issued 23,571 shares of common stock to employees for services performed which were valued at $879.

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

Description of Business

Overview

Subjex Corporation is an innovative provider of intelligent customer service solutions. Subjex Corporation has developed and sells an Artificial Intelligence Software platform that is used to create virtual personalities for corporate and individual web sites. The software chats with web site visitors, answers questions, and sells products for its clients. Making the searching and communication process simple for web site visitors has become the key to improved sales and visitor web site retention. Subjex Corporation is setting a new standard in customer service technology that is both easily deployable and inexpensive. The Subjex Corporation mission is to give massive value to our client base while providing clear-continuous revenue and profit growth for our investor base.

Principal Products and Services

SubjexCSR (Customer Service Representative) is Subjex Corporation's flagship Artificial Intelligence product. SubjexME is another product recently developed. SubjexCSR and SubjexME are used in conjunction with SubjexOPS (Operator Training System) which allows clients to train their implementation to sell their products and communicate with visitors of their web sites. This technology is used on the Subjex.com web site to sell itself by conducting dialogue with business owners (through text) to dynamically converse with a normal, human-like conversation chat. SubjexCSR and SubjexME both run in the same environment and on the same platform. Both can lower costs dramatically for companies who have web sites or large distributor networks. The system can converse eloquently with thousands of simultaneous users for less than the cost of one live operator, and can drastically increase sales (closing ratios) by recommending ideal products for that specific individual. The key to this product is its iterative "back and forth" methodology which actually conducts an interview conversation. The system is able to learn users' needs in a way users are already familiar with - "dialogue".

Today, Subjex is the only customer service solution that is targeting small business with a true bi-directional dialogue application. The company's Subjex dialogue system supports each function of customer service from the introduction to the sales process to post sale support.


Trademarks and Patents

The Company holds trademarks and patent protection for most of its business that management feels are relevant to protect the company interests.

Environmental Compliance

The Company believes it is in compliance with all current federal and state environmental laws.

Employees

The Company had as of June 30, 2005, 9 full-time employees. The Company's employees are not represented by any labor unions. The Company considers its relations with its employees to be very good.

Competition

The Company is aware of other companies selling solutions that appear to be similar to Subjex; however management is not aware of any companies that are selling the same solution as we have designed. In addition management has made the decision to focus half of our marketing efforts directly to small businesses with the SubjexCSR product, and the remainder towards Network Marketing companies with the SubjexME product. Our competitions solutions are less effective, extremely complex for the small business owner, and vastly more expensive. Our demographic target - to our knowledge - has never been exposed to this type of technology, because no one has priced an appealing product within the budget of small business. Management believes that while some companies may have greater resources than Subjex, we have superior products, and a new market with a product no one has seen before in the Network Marketing industry. We believe we have the experience to implement a model that is self sustaining enough to take a huge part of the market before our competitors realize it.

Recent Developments

In the second quarter of 2005 Subjex Corporation made further changes in our approach to sell SubjexCSR to small businesses. We have reallocated part of our resources to sell SubjexME into larger businesses. This was done in part because the sale of one implementation of SubjexME will generate tens of thousands of dollars per month. This will result in positive cash flow faster than current growth of SubjexCSR sales will allow. Because of the number of outstanding shares the company has, in the second quarter of 2005, the Company has changed its focus from raising additional monies through private issuances of its stock to accredited individuals to raising of funds with debt instruments. Receipt of monies raised allowed the Company to operate and continue its execution of its plan.

Operating expenses have increased for the same quarter of the previous year due to increased marketing efforts. However our costs were lower in the second quarter than they were for the first quarter of 2005. The Company has sought out resellers for the SubjexME product and has signed non-exclusive reseller agreements with several software sales companies and individuals. Using this marketing approach it is our intention to grow considerably faster in the foreseeable future.

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

Developing an ideal business model with an entirely new category type product line requires a great deal of research and development on several different fronts. The company has had to become expert in Building this company not just in the areas of technological science but also in marketing such services into a profitable entity. It is our belief that the potential for success in this endeavor will vastly out measure its cost of time and resources.

The experience we have gained since the company's inception in these areas has made the company very valuable even though at this point our operation has not translated into profitability. What Subjex is doing is breaking new ground. The AI community as it relates to dialogue and customer service is in its infancy stage. Management believes that should we be successful we will see exceptional profitability.

                           PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

As reported in previous filings, the Company, In March 2004, agreed to a payment plan with the IRS related to employee payroll withholdings and payroll taxes in which the Company did not pay from October 1, 2000 through June 30, 2003 aggregating approximately $88,000 at December 31, 2003. This option was preferable to the dilution that raising the money to pay it off would have required. This liability is included in accrued expenses - payroll and payroll taxes. The payment plan requires 24 monthly installments of $2,000 beginning April 15, 2004 and ending March 15, 2006. On March 15, 2006, the Company will work with the IRS to determine the resolution for final payment. Until all amounts owed are paid to the IRS, the IRS will maintain a federal tax lien on the Company's property. The Company is current with its payments to the IRS.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2005, the Company issued 2,382,528 of common stock for $175,979 and for consulting services. In addition, the Company issued 23,571 shares of common stock to employees for services performed which were valued $879

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

It is acknowledged that any sale or substantial restructuring of the Company will require a shareholders vote. No matters were submitted to the vote of the Company's stockholders in this quarter.

ITEM 5 - CONTROLS AND PROCEDURES.

The Company has in place two staff members that daily review all the accounts and figures (accounting systems) that pertain to accounting and the financial condition of the company. This includes banking, accounts payable, stocks etc. Two additional employees handle the accounts receivable only. These are then forwarded to an out of house accounting firm who does all our accounting on Quick Books. Our staff and the accounting firm are in contact on a daily basis.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit  Description
-------  -----------
31       Certification as Required by Section 302 of Sarbanes-Oxley Act of 2002
32       Certification as Required by Section 906 of Sarbanes-Oxley Act of 2002

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       /s/ Andrew Hyder
                                       --------------------------
                                       Andrew Hyder
                                       CEO (Acting CFO)
                                       August 15, 2005