Form 10QSB/A
period 2005-06-30
SUBJEX CORP
filed 2005-10-27
CIK 1107699

U. S. SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2005 Amended
              ----------------------------------------------------

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

SUBJEX CORPORATION INDEX


                                                                             PAGE NUMBER
PART I - FINANCIAL INFORMATION

       ITEM 1.  FINANCIAL STATEMENTS

                Balance Sheets as of June 30, 2005 (unaudited & unreviewed)
                and December 31, 2004  (audited)                                       3

                Statements of Operations for the Three and Six
                Months Ended June 30, 2005 and
                June 30, 2004 (unaudited & unreviewed)                                 4

                Statements of Cash Flows for the Six
                Months Ended June 30, 2005 and
                June 30, 2004 (unaudited & unreviewed)                                 5

                Notes to the Financial Statements (unaudited & unreviewed)             6


       ITEM 2.  PLAN OF OPERATION                                                      7

PART II - OTHER INFORMATION

       ITEM 1.  LEGAL PROCEEDINGS                                                      9

       ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS                               9

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                       10

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   10

       ITEM 5.  CONTROLS AND PROCEDURES                                               10

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                      10

CERTIFICATION PURSUANT TO SECTION 06 OF THE SABANES-OXLEY ACT OF 2002

CERTIFICATIONS                                                                        11

SIGNATURES                                                                            12

                              PART 1 - FINANCIAL INFORMATION

                                    SUBJEX CORPORATION
                                      BALANCE SHEETS

                                                              June 30,      December 31,
                                                                2005            2004
                                                             Unaudited &
                                                             Unreviewed       Audited
                                                            -------------  --------------
                             ASSETS
                             ------
Current Assets:
        Cash                                                $        741   $      62,952
        Accounts Receivable                                          150
        Prepaid expenses                                           2,000           2,000
                                                            -------------  --------------

            Total current assets                                   2,891          64,952

Fixed assets, net                                                 23,883          17,585
                                                            -------------  --------------

            Total assets                                    $     26,775   $      82,537
                                                            =============  ==============


            LIABILITIES AND STOCKHOLDERS' DEFICIT
            -------------------------------------

Current Liabilities:
        Subordinated convertible notes payable              $     23,000   $      22,800
        Accounts payable                                          87,867          72,120
        Accrued expenses:
            Payroll and payroll taxes                             96,642         116,503
            Other                                                 27,786          26,654
                                                            -------------  --------------

            Total current liabilities                            235,295         238,077

Long-term debt:
        Notes payable                                              2,484           3,474
                                                            -------------  --------------

            Total liabilities                                    237,779         241,551
                                                            -------------  --------------

Stockholders' deficit:
        Undesignated stock, no par or stated value;
            10,000,000 shares authorized: none issued
            or outstanding                                             -               -
        Common stock, no par or stated value;
            50,000,000 shares authorized: 46,601,934 and
            42,558,096 shares issued and outstanding at
            June 30,2005 and December 31,2004, respectively    4,492,271       4,305,342

        Accumulated deficit                                   (4,703,275)     (4,464,356)
                                                            -------------  --------------

Stockholders' deficit                                           (211,004)       (159,014)
                                                            -------------  --------------

Total liabilities and stockholders' deficit                 $     26,775   $      82,537
                                                            =============  ==============

   The accompanying notes are an integral part of these financial statements.

                                SUBJEX CORPORTION
                            STATEMENTS OF OPERATIONS
                             Unaudited & Unreviewed

                                               Three Months Ended June 30,
                                              ------------------------------
                                                   2005            2004
                                              --------------  --------------
Revenues                                      $      22,913   $       8,060
                                              --------------  --------------

Expenses:
        Selling, general and administrative         140,730          58,868
                                              --------------  --------------

            Total operating expense                 140,730          58,868
                                              --------------  --------------

            Operating loss                         (117,817)        (50,808)

Other income (expense)

        Interest expense                             (7,789)           (346)
                                              --------------  --------------

Net loss                                      $    (125,606)  $     (51,154)
                                              ==============  ==============

Net loss per basic and diluted common share   $      (0.003)  $      (0.001)
                                              ==============  ==============

Weighted average common shares
        outstanding - basic and dilutes          46,601,934      36,249,549
                                              ==============  ==============

   The accompanying notes are an integral part of these financial statements.

                                     SUBJEX CORPORTION
                                  STATEMENTS OF CASH FLOWS
                                   Unaudited & Unreviewed

                                                                Six Months Ended June 30,
                                                             ------------------------------
                                                                  2005            2004
Cash flow from operating activities:
        Net loss                                             $    (125,606)  $    (104,213)
        Adjustments to reconcile net loss to
            net cash from operating activities:
                Depreciation and amortization                        2,124           2,381
                Non cash stock compensation expenses
        Changes in operating assets and liabilities:
            Accounts receivable                                        150             150
            Prepaid expenses
            Accounts payable                                        (7,952)         (5,103)
            Payroll and payroll taxes payable                      (41,885)        (65,452)
            Other accrued expenses                                    (567)           (251)
                                                             --------------  --------------

Net cash used by operating activities                             (173,736)       (172,488)
                                                             --------------  --------------

Cash flow from investing activities:
        Purchase of property and equipment                            (266)         (2,550)
                                                             --------------  --------------

Net cash flows used in investing activities                           (266)         (2,550)
                                                             --------------  --------------

Cash flow from financing activities:
        Proceeds from issuance of capital stock                    173,979         204,723
        Proceeds from stock subscriptions                                -
        Proceeds from notes from stockholder                             -
        (Payments) Proceeds from subordinated note payable                            (200)
        Principal payments on long-term debt                                          (178)
        Principal payments on note payable  - related party              -
                                                             --------------  --------------

Net cash provided by financing activities                          173,979         204,345
                                                             --------------  --------------


Decrease in cash                                                       (23)         29,307
Cash at beginning of period                                            764           3,753
                                                             --------------  --------------

Cash at end of period                                        $         741   $      33,060
                                                             ==============  ==============

   The accompanying notes are an integral part of these financial statements.

           Notes to the Financial Statements (unaudited & unreviewed)



Note 1.  Basis of Presentation

The accompanying unaudited & ureviewed condensed financial statements of Subjex Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed financial statements. There are no additional material subsequent events or material contingencies that require disclosure. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed financial statements should be read in conjunction with Plan of Operation contained in this report and with the financial statements and accompanying notes included in the Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
None

Exhibit  Description

   31    Certification as Required by Section 302 of Sarbanes-Oxley Act of 2002
   32    Certification as Required by Section 906 of Sarbanes-Oxley Act of 2002