Form 10QSB/A
period 2005-06-30
SUBJEX CORP
filed 2005-11-15
CIK 1107699

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

SUBJEX CORPORATION INDEX


                                                                       PAGE NUMBER
PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

       Balance Sheets as of June 30, 2005 (unaudited, reviewed)
       and December 31, 2004 (audited)                                           3

       Statements of Operations for the Three and Six
       Months Ended June 30, 2005 and
       June 30, 2004 (unaudited, reviewed)                                       4

       Statements of Cash Flows for the Six
       Months Ended June 30, 2005 and
       June 30, 2004 (unaudited, reviewed)                                       5

       Notes to the Financial Statements (unaudited, reviewed)                   6

     ITEM 2. PLAN OF OPERATION                                                   7

PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS                                                   9

     ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS                            9

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                    10

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                10

     ITEM 5. CONTROLS AND PROCEDURES                                            10

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  10

CERTIFICATION PURSUANT TO SECTION 06 OF THE SABANES-OXLEY ACT OF 2002

CERTIFICATIONS                                                                  11

SIGNATURES                                                                      12

                         PART 1 - FINANCIAL INFORMATION

                                SUBJEX CORPORATION
                                  BALANCE SHEETS

                                                       June 30,      December 31,
                                                         2005            2004

                                                      Unaudited        Audited
                                                    --------------  --------------

                          ASSETS
                          ------
Current Assets:
  Cash                                              $         741   $      62,952
  Accounts Receivable                                         150
  Prepaid expenses                                          2,000           2,000
                                                    --------------  --------------

    Total current assets                                    2,891          64,952

Fixed assets, net                                          23,883          17,585
                                                    --------------  --------------

    Total assets                                    $      26,775   $      82,537
                                                    ==============  ==============


           LIABILITIES AND STOCKHOLDERS' DEFICIT
           -------------------------------------

Current Liabilities:
  Subordinated convertible notes payable            $      23,000   $      22,800
  Accounts payable                                         87,867          72,120
  Accrued expenses:
    Payroll and payroll taxes                              96,642         116,503
    Other                                                  27,786          26,654
                                                    --------------  --------------

    Total current liabilities                             235,295         238,077

Long-term debt:
  Notes payable                                             2,484           3,474
                                                    --------------  --------------

    Total liabilities                                     237,779         241,551
                                                    --------------  --------------

Stockholders' deficit:
  Undesignated stock, no par or stated value;
    10,000,000 shares authorized: none issued
    or outstanding                                              -               -
  Common stock, no par or stated value;
    50,000,000 shares authorized: 46,601,934 and
    42,558,096 shares issued and outstanding at
    June 30,2005 and December 31,2004,respectively      4,492,271       4,305,342

  Accumulated deficit                                  (4,703,275)     (4,464,356)
                                                    --------------  --------------

Stockholders' deficit                                    (211,004)       (159,014)
                                                    --------------  --------------

    Total liabilities and stockholders' deficit     $      26,775   $      82,537
                                                    ==============  ==============

   The accompanying notes are an integral part of these financial statements.

                                SUBJEX CORPORTION
                            STATEMENTS OF OPERATIONS
                                    Unaudited

                                               Three Months Ended June 30,
                                                  2005           2004
                                              ----------------------------
Revenues                                      $     22,913   $      8,060
                                              -------------  -------------

Expenses:
  Selling, general and administrative              140,730         58,868
                                              -------------  -------------

    Total operating expense                        140,730         58,868
                                              -------------  -------------

    Operating loss                                (117,817)       (50,808)

Other income (expense)

  Interest expense                                  (7,789)          (346)
                                              -------------  -------------

Net loss                                      $   (125,606)  $    (51,154)
                                              =============  =============

Net loss per basic and diluted common share   $     (0.003)  $     (0.001)
                                              =============  =============

Weighted average common shares
  outstanding - basic and dilutes               46,601,934     36,249,549
                                              =============  =============

   The accompanying notes are an integral part of these financial statements.

                                SUBJEX CORPORTION
                            STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                          Six Months Ended June 30,
                                                            2005            2004
                                                       ------------------------------
Cash flow from operating activities:
  Net loss                                             $    (125,606)  $    (104,213)
  Adjustments to reconcile net loss to
    net cash from operating activities:
      Depreciation and amortization                            2,124           2,381
      Non cash stock compensation expenses
  Changes in operating assets and liabilities:
    Accounts receivable                                          150             150
    Prepaid expenses
    Accounts payable                                          (7,952)         (5,103)
    Payroll and payroll taxes payable                        (41,885)        (65,452)
    Other accrued expenses                                      (567)           (251)
                                                       --------------  --------------

Net cash used by operating activities                       (173,736)       (172,488)
                                                       --------------  --------------

Cash flow from investing activities:
  Purchase of property and equipment                            (266)         (2,550)
                                                       --------------  --------------

Net cash flows used in investing activities                     (266)         (2,550)
                                                       --------------  --------------

Cash flow from financing activities:
  Proceeds from issuance of capital stock                    173,979         204,723
  Proceeds from stock subscriptions                                -
  Proceeds from notes from stockholder                             -
  (Payments) Proceeds from subordinated note payable                            (200)
  Principal payments on long-term debt                                          (178)
  Principal payments on note payable  - related party              -
                                                       --------------  --------------

Net cash provided by financing activities                    173,979         204,345
                                                       --------------  --------------

Decrease in cash                                                 (23)         29,307
Cash at beginning of period                                      764           3,753
                                                       --------------  --------------

Cash at end of period                                  $         741   $      33,060
                                                       ==============  ==============

   The accompanying notes are an integral part of these financial statements.

                  Notes to the Financial Statements (unaudited)


Note 1.  Basis of Presentation

The accompanying unaudited but reviewed condensed financial statements of Subjex Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed financial statements. There are no additional material subsequent events or material contingencies that require disclosure. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed financial statements should be read in conjunction with Plan of Operation contained in this report and with the financial statements and accompanying notes included in the Annual Report on Form 10-KSB for the year ended December 31, 2004.

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