Form 10QSB/A
period 2005-06-30
SUBJEX CORP
filed 2005-11-21
CIK 1107699

U. S. SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
                                  Amendment #2
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 2005 Amended
              ----------------------------------------------------

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

There were 46,401,934 shares of common stock outstanding as of June 30, 2005.

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

AMDNED FILING: Our 10-QSB for the period ended June 30, 2005 has been amended to include our independent registered public accounting firms review report and an adjustment to our financial statements to record the issuance of 500,000 shares of common stock valued at $50,000 to an outside consultant for services to be provided from May 2005 to May 2006.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Subjex Corporation

We have reviewed the accompanying balance sheet of Subjex Corporation as of June 30, 2005, and the related three-month and six month statements of operations and six-month statement of cash flows for the periods ended June 30, 2005. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

Carver Moquist & O'Connor, LLC
Bloomington, MN
November 18, 2005

                                PART 1 - FINANCIAL INFORMATION
                                    Balance Sheet goes here
                                       SUBJEX CORPORATION
                                         BALANCE SHEETS

                                                              June 30,      December 31,
                                                                2005           2004
                                                             Unaudited        Audited
                                                           --------------  --------------
                            ASSETS
                            ------
Current Assets:
    Cash                                                   $         741   $      62,952
    Accounts Receivable                                              150
    Prepaid expenses                                              43,666           2,000
                                                           --------------  --------------

        Total current assets                                      44,557          64,952

Fixed assets, net                                                 23,884          17,585
                                                           --------------  --------------

        Total assets                                       $      68,441   $      82,537
                                                           ==============  ==============

            LIABILITIES AND STOCKHOLDERS' DEFICIT
            -------------------------------------

Current Liabilities:
    Subordinated convertible notes payable                 $      23,000   $      22,800
    Accounts payable                                              87,867          72,120
    Accrued expenses:
        Payroll and payroll taxes                                 96,642         116,503
        Other                                                     27,786          26,654
                                                           --------------  --------------

        Total current liabilities                                235,295         238,077

Long-term debt:
    Notes payable                                                  2,487           3,474
                                                           --------------  --------------

        Total liabilities                                        237,782         241,551
                                                           --------------  --------------

Stockholders' deficit:
    Undesignated stock, no par or stated value;
        10,000,000 shares authorized: none issued
        or outstanding                                               -               -
    Common stock, no par or stated value;
        50,000,000 shares authorized: 46,401,934 and
        42,558,096 shares issued and outstanding at
        June 30, 2005 and December 31, 2004, respectively      4,542,271       4,305,342

    Accumulated deficit                                       (4,711,612)     (4,464,356)
                                                           --------------  --------------

Stockholders' deficit                                           (169,341)       (159,014)
                                                           --------------  --------------

    Total liabilities and stockholders' deficit            $      68,441   $      82,537
                                                           ==============  ==============

   The accompanying notes are an integral part of these financial statements.

                                         SUBJEX CORPORTION
                                      STATEMENTS OF OPERATIONS
                                             Unaudited

                                              Three Months Ended June 30,    Six Months Ended June 30,
                                                   2005          2004           2005           2004
                                              -------------  -------------  -------------  -------------
Revenues                                      $     22,912   $      8,060   $     41,217   $     13,102
                                              -------------  -------------  -------------  -------------

Expenses:
        Selling, general and administrative        151,188         58,868        280,117        116,808
                                              -------------  -------------  -------------  -------------

            Total operating expense                151,188         58,868        280,117        116,808
                                              -------------  -------------  -------------  -------------

            Operating loss                        (128,276)       (50,808)      (238,900)      (103,706)

Other income (expense)

        Interest expense                            (7,789)          (346)        (8,356)          (507)
                                              -------------  -------------  -------------  -------------

Net loss                                      $   (136,065)  $    (51,154)  $   (247,256)  $   (104,213)
                                              =============  =============  =============  =============

Net loss per basic and diluted common share   $     (0.030)  $     (0.001)  $     (0.005)  $     (0.003)
                                              =============  =============  =============  =============


Weighted average common shares
        outstanding - basic and dilutes          4,464,356     36,249,549     46,601,934     36,249,549
                                              =============  =============  =============  =============

   The accompanying notes are an integral part of these financial statements.

                                 SUBJEX CORPORTION
                              STATEMENTS OF CASH FLOWS
                                     Unaudited

                                                              Six Months Ended June 30,
                                                                 2005          2004
                                                             ------------  ------------
Cash flow from operating activities:
        Net loss                                             $  (247,256)  $  (104,213)
        Adjustments to reconcile net loss to
          net cash from operating activities:
              Depreciation and amortization                       (4,087)        2,381
              Non cash stock compensation expenses                14,629
      Changes in operating assets and liabilities:
          Accounts receivable                                       (150)          150
          Prepaid expenses                                       (33,332)
          Accounts payable                                        15,747        (5,103)
          Payroll and payroll taxes payable                      (19,861)      (65,452)
          Other accrued expenses                                   1,135          (251)
                                                             ------------  ------------

Net cash used by operating activities                           (273,175)     (172,488)
                                                             ------------  ------------


Cash flow from investing activities:
        Purchase of property and equipment                       (10,546)       (2,550)
                                                             ------------  ------------

Net cash flows used in investing activities                      (10,546)       (2,550)
                                                             ------------  ------------


Cash flow from financing activities:
        Proceeds from issuance of capital stock                  222,300       204,723
        Proceeds from stock subscriptions                            200
        Proceeds from notes from stockholder                           -
        (Payments) Proceeds from subordinated note payable                        (200)
        Principal payments on long-term debt                        (990)         (178)
        Principal payments on note payable  - related party            -
                                                             ------------  ------------

Net cash provided by financing activities                        221,510       204,345
                                                             ------------  ------------


Decrease in cash                                                 (62,211)       29,307
Cash at beginning of period                                       62,952         3,753
                                                             ------------  ------------

Cash at end of period                                        $       741   $    33,060
                                                             ============  ============

   The accompanying notes are an integral part of these financial statements.

                  Notes to the Financial Statements (unaudited)


Note  1.  Basis of Presentation

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

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities in the normal course of operations. Since inception the Company has incurred losses of approximately $4,711,612 and has a working capital deficit of $161,007 as of June 30, 2005. These issues raise substantial doubt about the Company's ability to continue as a going concern.

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

Note  4.  Common Stock

During the second quarter of 2005, the Company issued 1,858,957 shares of common stock for $100,100. Included in this, the Company issued 523,571 shares of common stock to employees for services performed which were valued at $50,879.


ITEM  2.  CONTROLS AND PROCEDURES

During the course of their review of our financial statements as of June 30, 2005, our independent registered public accounting firm, Carver Moquist & O'Connor, LLC (CMO), advised management and our Board of Directors that they had identified deficiencies in the internal control. One of the deficiencies is considered to be a "material weaknesses" as defined under standards established by the Public Company Accounting Oversight Board. It is as follows:

The draft of the 10-QSB that was provided to CMO by the Company disclosed the statement of operations for the three-months ended June 30, 2005. The updated version now includes the six-month ended June 30, 2005 operations. The Company filed its 10-QSB for the period ended June 30, 2005 prior to the completion of CMO SAS 100 review. This matter was corrected with a subsequent 10-QSB Amended filing that stated that it had been unreviewed.

ITEM  3.  PLAN OF OPERATION

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

During the three months ended June 30, 2005, the Company issued 1,858,957 of common stock for $100,100. In addition, the Company issued 523,571 shares of common stock to employees for services performed which were valued $50,879

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