Form 10QSB
period 2005-09-30
SUBJEX CORP
filed 2005-11-30
CIK 1107699

U. S. SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2005
                -------------------------------------------------

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

Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

There were 46,977,954 shares of common stock outstanding as of September 30, 2005.

SUBJEX CORPORATION INDEX

                                                                             PAGE NUMBER
PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

       Balance Sheets as of September 30, 2005 (unaudited)
       and December 31, 2004 (audited)                                            3

       Statements of Operations for the Three and Nine
       Months Ended September 30, 2005 and
       September 30, 2004 (unaudited)                                             4

       Statements of Cash Flows for the Nine
       Months Ended September 30, 2005 and
       September 30, 2004 (unaudited)                                             5

       Notes to the Financial Statements (unaudited)                              6


     ITEM 2. PLAN OF OPERATION                                                    8

     ITEM 3. CONTROLS AND PROCEDURES                                             10

PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS                                                   10

     ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS                            11

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                     11

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 11

     ITEM 5. CONTROLS AND PROCEDURES                                             11

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   11

CERTIFICATION PURSUANT TO SECTION 06 OF THE SABANES-OXLEY ACT OF 2002

CERTIFICATIONS                                                                   12

SIGNATURES                                                                       14

                                 PART 1 - FINANCIAL INFORMATION

                                       SUBJEX CORPORATION
                                         BALANCE SHEETS


                                                             September 30    December 31,
                                                                 2005            2004

                                                              Unaudited        Audited
                                                            --------------  --------------
                         ASSETS
                         ------
Current Assets:
  Cash                                                      $          42   $      62,952
  Accounts Receivable                                                 150
  Prepaid expenses                                                 31,166           2,000
                                                            --------------  --------------

    Total current assets                                           31,358          64,952

Fixed assets, net                                                  21,760          17,585
                                                            --------------  --------------


    Total assets                                            $      53,118   $      82,537
                                                            ==============  ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current Liabilities:
  Subordinated convertible notes payable                    $      23,000   $      22,800
  Accounts payable                                                 93,234          72,120
  Accrued expenses:
    Payroll and payroll taxes                                      84,138         116,503
    Other                                                          50,789          26,654
                                                            --------------  --------------

    Total current liabilities                                     251,161         238,077

Long-term debt:
  Notes payable                                                     2,484           3,474
                                                            --------------  --------------

    Total liabilities                                             253,645         241,551
                                                            --------------  --------------

Stockholders' deficit:
  Undesignated stock, no par or stated value;
    10,000,000 shares authorized: none issued
    or outstanding                                                      -               -
  Common stock, no par or stated value;
    50,000,000 shares authorized: 46,977,954 and
    42,558,096 shares issued and outstanding at
    September 30, 2005 and December 31, 2004, respectively      4,596,771       4,305,342

  Accumulated deficit                                          (4,797,298)     (4,464,356)
                                                            --------------  --------------

Stockholders' deficit                                            (200,527)       (159,014)
                                                            --------------  --------------


  Total liabilities and stockholders' deficit               $      53,118   $      82,537
                                                            ==============  ==============

                                                     SUBJEX CORPORTION
                                                 STATEMENTS OF OPERATIONS
                                                         Unaudited

                                                 Three Months Ended Sept 30,       Nine Months Ended September 30,
                                                   2005              2004             2005              2004
                                              --------------  ----------------  ----------------  ----------------
Revenues                                      $      18,575   $        11,041   $        59,792   $        24,144
                                              --------------  ----------------  ----------------  ----------------

Expenses:
  Selling, general and administrative               103,931           134,770           384,048           251,578
                                              --------------  ----------------  ----------------  ----------------

    Total operating expense                         103,931           134,770           384,048           251,578
                                              --------------  ----------------  ----------------  ----------------

    Operating loss                                  (85,356)         (123,729)         (324,256)         (227,434)

Other income (expense)

  Interest expense                                     (330)                -            (8,686)             (507)
                                              --------------  ----------------  ----------------  ----------------

Net loss                                      $     (85,686)  $      (123,729)  $      (332,942)  $      (227,941)
                                              ==============  ================  ================  ================

Net loss per basic and diluted common share   $      (0.002)  $        (0.003)  $        (0.007)  $        (0.006)
                                              ==============  ================  ================  ================

Weighted average common shares
  outstanding - basic and diluted                44,768,025        38,387,793        44,871,760        36,107,386
                                              ==============  ================  ================  ================

      The accompanying notes are an integral part of these financial statements.

                                        SUBJEX CORPORTION
                                     STATEMENTS OF CASH FLOWS
                                           Unaudited

                                                          Nine Months Ended September 30,
                                                              2005               2004
                                                       -----------------  ------------------
Cash flow from operating activities:
  Net loss                                             $       (332,942)  $        (227,941)
  Adjustments to reconcile net loss to
    net cash from operating activities:
      Depreciation and amortization                              (6,129)              3,571
      Stock compensation expense                                                     19,700
      Non cash stock compensation expenses                       70,129              40,000
  Changes in operating assets and liabilities:
    Accounts receivable                                            (150)                300
    Prepaid expenses                                            (16,666)
    Accounts payable                                             21,114              (8,012)
    Payroll and payroll taxes payable                           (32,365)            (69,314)
    Other accrued expenses                                       24,135              (3,165)
                                                       -----------------  ------------------

Net cash used by operating activities                          (272,874)           (244,861)
                                                       -----------------  ------------------

Cash flow from investing activities:
  Purchase of property and equipment                            (10,546)             (9,572)
                                                       -----------------  ------------------

Net cash flows used in investing activities                     (10,546)             (9,572)
                                                       -----------------  ------------------


Cash flow from financing activities:
  Proceeds from issuance of capital stock                       221,300             251,723
  Proceeds from stock subscriptions                                 200
  Bank overdrafts                                                     -                  11
  (Payments) Proceeds from subordinated note payable                                   (200)
  Principal payments on long-term debt                             (990)               (854)
  Principal payments on note payable  - related party                 -
                                                       -----------------  ------------------

Net cash provided by financing activities                       220,510             250,680
                                                       -----------------  ------------------


Decrease in cash                                                (62,910)             (3,753)
Cash at beginning of period                                      62,952               3,753
                                                       -----------------  ------------------

Cash at end of period                                  $             42   $               -
                                                       =================  ==================


      The accompanying notes are an integral part of these financial statements.

                  Notes to the Financial Statements (unaudited)



Note 1.  Basis of Presentation

The accompanying unaudited but reviewed condensed financial statements of Subjex Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal reoccurring nature and have been reflected in the unaudited condensed financial statements. There are no additional material subsequent events or material contingencies that require disclosure. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed financial statements should be read in conjunction with Plan of Operation contained in this report and with the financial statements and accompanying notes included in the Annual Report on Form 10-KSB for the year ended December 31, 2004.

Note 2.  Going Concern

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities in the normal course of operations. Since inception the Company has incurred losses of approximately $4,797,298 and has a working capital deficit of $200,527 as of September 30, 2005. These issues raise substantial doubt about the Company's ability to continue as a going concern.

The Company continues to seek debt financing to fund its working capital needs. Failure of the Company to raise additional debt financing in the near future and achieve profitable operations in the long-term could result in the Company being unable to continue as a going concern. No estimate can be made of the range of loss that is reasonably possible should the Company be unsuccessful.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

Note 3.  Payroll and Payroll Taxes

The company continues to make its payments to the IRS as agreed to in March 2004, with the IRS. This payment plan is related to employee payroll withholdings and payroll taxes in which the Company did not pay from October 1, 2000 through June 30, 2003 which totaled approximately $88,000 at December 31, 2003. This liability is included in accrued expenses - payroll and payroll taxes. The payment plan required 24 monthly installments of $2,000 beginning April 15, 2004 and ending March 15, 2006. On March 15, 2006, the Company will work with the IRS to determine the resolution for final payment. Until all amounts owed are paid to the IRS, the IRS will maintain a federal tax lien on the Company's property.

Note  4. Common Stock

During the nine months ended September 30, 2005, the Company issued 576,020 shares of common stock for $49,000. Included in these shares, the Company issued 110,000 shares of common stock to employees for services performed which were valued at $5,500.

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

Description of Business

Overview

Subjex Corporation is an innovative provider of intelligent customer service solutions. Subjex Corporation has developed and sells an Artificial Intelligence Software platform that is used to create virtual personalities for corporate and individual web sites. The software chats with web site visitors, answers questions, and sells products for its clients. Making the searching and communication process simple for web site visitors has become the key to improved sales and visitor web site retention. Subjex Corporation is setting a new standard in customer service technology that is both easily deployable and inexpensive. The Subjex Corporation mission is to give massive value to our client base while providing clear-continuous revenue and profit growth for our investor base. The company has also expanded its corporate goals to include possible acquisitions of profitable businesses and business models that are synergistically compatible with its core technology.

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

Employees

The Company had as of September 30, 2005, 7 full-time employees. The Company's employees are not represented by any labor unions. The Company considers its relations with its employees to be very good.

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

Recent Developments

In the third quarter of 2005 Subjex Corporation made further changes in our approach to sell SubjexCSR to small businesses. We continue to use part of our resources to sell SubjexME into larger businesses. This was done in part because the sale of one implementation of SubjexME will generate tens of thousands of dollars per month. This will result in positive cash flow faster than current growth of SubjexCSR sales will allow. Because of the number of outstanding shares the Company has the Company has changed its funding strategy from raising additional monies through private issuances of its stock to accredited individuals to raising of funds with debt instruments. Receipt of monies raised allowed the Company to operate and continue its execution of its plan.

Operating expenses have decreased for the same quarter of the previous year due to cost saving measures and alternate marketing efforts. The Company continues to seek out resellers and partners for the SubjexME product and has signed non-exclusive reseller agreements with several software sales companies and individuals. Using this marketing approach it is our intention to grow considerably faster in the foreseeable future.

The Company's cash balances are not sufficient to meet its operational needs, which is why the Company has relied on using debt instruments to fund operational needs. As sales increase the Company expects future operational cash requirements to increase to accommodate growth after profitability. The Company's use of the automation tools for sales, training and installation (i.e. delivery) of the Company's products allows us to operate efficiently, and use less operational cash then without such tools. Until positive cash flow occurs, the Company requires additional capital investment to maintain its current operations.

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

In addition the company has identified what it feels are acquisition targets and an acquisition methodology to bring the company profitable with very little dilutional impact on the company.

ITEM 3.  CONTROLS AND PROCEDURES

During the course of their review of our financial statements as of September 30, 2005, our independent registered public accounting firm, Carver Moquist & O'Connor, LLC (CMO), advised management and our Board of Directors that they had identified deficiencies in the internal control. None of the deficiencies is considered to be a "material weakness" as defined under standards established by the Public Company Accounting Oversight Board.


                           PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

Please see Note 3.  Payroll and Payroll Taxes

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2005, the Company issued 3,696,287 shares of common stock for $245,245. The Company issued 723,581 shares of common stock to employees for services performed which were valued at $68,829.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

It is acknowledged that any sale or substantial restructuring of the Company will require a shareholders vote. No matters were submitted to the vote of the Company's stockholders in this quarter.

ITEM 5 - CONTROLS AND PROCEDURES.

The Company has in place two staff members that daily review all the accounts and figures (accounting systems) that pertain to accounting and the financial condition of the company. This includes banking, accounts payable, stocks etc. One additional employee handles the accounts receivable only. These are then forwarded to an out of house accounting firm who does all our accounting on Quick Books. Our staff and the accounting firm are in contact on a daily basis.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
None

Exhibit     Description

  31         Certification as Required by Section 302 of Sarbanes-Oxley
             Act of 2002

  32         Certification as Required by Section 906 of Sarbanes-Oxley
             Act of 2002