Form 10QSB/A
period 2004-03-31
SUBJEX CORP
filed 2006-01-20
CIK 1107699

U. S. SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               FORM 10-QSB AMENDED

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                                   SECURITIES
                            AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                  ---------------------------------------------

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

The following information was unintentionally omitted in the original filing.


8A. Controls and Procedures.

The Company has in place two staff members that daily review all accounts and figures (accounting systems) that pertain to accounting and the financial condition of the company. This includes banking, accounts payable, stocks etc. One additional employee handles the accounts receivable only. These are then forwarded to an out of house accounting firm who does all our accounting on Quick Books. Our staff and the accounting firm are in contact on a daily basis.