Form 10KSB/A
period 2004-12-31
SUBJEX CORP
filed 2006-01-20
CIK 1107699

U. S. SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-KSB AMENDED

             ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31,2004

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