Form 10KSB
period 2005-12-31
SUBJEX CORP
filed 2006-04-20
CIK 1107699

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

             ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                         COMMISSION FILE NUMBER 0-29711

                               SUBJEX CORPORATION
                 (Exact name of issuer as specified in charter)

              MINNESOTA                                         41-1596056
     (State or other jurisdiction                             (IRS Employer
           of incorporation)                                    ID Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90
days.  Yes  [X]     No  [_]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Transitional Small Business Disclosure Format  Yes [_]     No  [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2006 was approximately $3,455,000, based on the closing sale price as reported on OTCBB for the registrant's common stock on March 31, 2006.

49,105,648 shares of registrant's common stock, no par value were outstanding on March 31, 2006.

                                              SUBJEX CORPORATION
                                                 FORM 10-KSB
                                         YEAR ENDED DECEMBER 31, 2005

                                                   INDEX


ITEM                                                                                             PAGE
                                                   PART I

1.        Description of Business                                                                   3
2.        Description of Property                                                                   4
3.        Legal Proceedings                                                                         4
4.        Submission of Matters to a Vote of Security Holders                                       4

                                                  PART II

5.        Market for Registrant's Common Equity and Related Stockholder Matters                     4
6.        Management's Discussion & Analysis of Financial Condition and Results of Operations       5
7.        Financial Statements                                                                      6
8.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure      6

                                                  PART III

9.        Directors, Executive Officers, Promoters and Control Persons, Compliance with Section
          16(a) of the Exchange Act.                                                                6

10.       Executive Compensation                                                                    7
11.       Security Ownership of Certain Beneficial Owners and Management and Related to
          Shareholder Matters.                                                                      7
12.       Certain Relationships and Related Transactions                                            8
13.       Exhibits and Reports on Form 8-K                                                          8
14.       Principal Accountant Fees and Services.                                                   8


      Signatures                                                                                    8
      Financial Statements                                                                          9

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

The following discussion and analysis should be read in conjunction with the Financial Statements, related notes and other information included in this annual report on Form 10-KSB


ITEM 1.   DESCRIPTION OF BUSINESS

OVERVIEW

Subjex Corporation is an innovative provider of intelligent customer service solutions and search properties. Subjex Corporation has developed an Artificial Intelligence Software platform that is used to create virtual personalities. The software chats with web site visitors, answers questions, and sells products for its clients. Making complex web site processes simple for web site visitors has become the key to rapid sales and customer retention. Subjex Corporation is setting a new standard in customer service technology that is both easily deployable and astoundingly inexpensive. The Subjex Corporation mission is to give massive value to our client base while providing clear-continuous revenue and profit growth for our investor base.

TRADEMARKS AND PATENTS

The Company holds trademarks and patent pending protection for most of its business that management feels are relevant to protect the company interests. The Company continues to maintain a patent pending on business functions of some of its products.

ENVIRONMENTAL COMPLIANCE

The Company believes it is in compliance with all current federal and state environmental laws.

EMPLOYEES

The Company currently has 5 full-time employees. The Company's employees are not represented by any labor unions. The Company considers its relations with its employees to be outstanding.

COMPETITION

The Company is aware of other companies selling solutions that appear to be similar to Subjex; however management is not aware of any companies that are selling the same solution as we have designed. In addition management continues to market it products to small businesses, which our pricing model reflects. Our competitions solutions are less effective, extremely complex for the small business owner, and vastly more expensive. Our demographic target - to our knowledge - has never been exposed to this type of technology, because no one has priced an appealing product within the budget of small business. Management believes that while some companies may have greater resources than Subjex, we have superior products, at a lower price, and the experience to take a huge part of the market before our competitors realize it.

RECENT DEVELOPMENTS

In early 2006, Subjex Corporation has made sales increases partly because of its acquisition of FarSuperior and its managements efforts and is increasing new registered users of the technology. The company has completely stopped its reliance on the sale of its stock to raise money to execute its plan. With many cost saving measures in place since 2002, and our increase in revenues, managements feels that the Company will stay profitable on an ongoing basis. To date, the Company has not needed to increase its expenditures to execute its plan.

In addition the company has recently invented several new technologies that have been integrated into the software mix and some that will not be unveiled for some time. One of these new technologies is called

"Subjex Advanced Training". Subjex Advanced Training allows new users to submit a list of questions and answers in advance and the AI system is then able to answer each question in any one of the one billion ways a question can be asked. This has changed our software appeal and attrition rates significantly. It has turned our SubjexOPS training tool into a maintenance tool. With these and other changes made early this year we have made our software offering much more appealing to prospects.


ITEM 2:   DESCRIPTION OF PROPERTY

The Company's principal office is located at 5720 Smetana Dr. Suite 325, Minnetonka, MN 55343, occupying approximately 2400 square feet and utilized entirely for office space. The lease is month to month. The space is rented under a written lease, which provides for a monthly payment of rent and a pro-rata share of annual operating expenses. Management believes that comparable office space is readily available if the Company were to lose its lease.


ITEM 3:   LEGAL PROCEEDINGS

There were no legal proceedings pending or, to the Company's knowledge, that would be material to the financial position of the Company.


ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No sale or substantial restructuring of the Company happened in 2005. No matters were submitted to the vote of the Company's stockholders in 2005.


                                     PART II


ITEM 5:   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          (a)  MARKET INFORMATION

The Company's Common Stock is traded on the Over the Counter Bulletin Board since January 2000 under the symbol "PGBN". Since the commencement of trading, the Company has changed it ticker symbol in 2003 to "SBJX". Its high and low sales prices of common stock in 2005 were $0.16 and $0.03, respectively. Since the Company is not NASDAQ qualified, these prices are inter-dealer prices and may not reflect actual value or transactions.

Price per Share - Calendar Year 2005

Quarter                                High                     Low
--------------------------------------------------------------------------------
First                      $ .16                    .10
--------------------------------------------------------------------------------
Second                     $ .13                    .05
--------------------------------------------------------------------------------
Third                      $  08                    .03
--------------------------------------------------------------------------------
Fourth                     $  05                    .03
--------------------------------------------------------------------------------

Price per Share - Calendar Year 2004

Quarter                                High                     Low
--------------------------------------------------------------------------------
First                      $0.10                    0.05
--------------------------------------------------------------------------------
Second                     $0.30                    0.021
--------------------------------------------------------------------------------
Third                      $0.25                    0.05
--------------------------------------------------------------------------------
Fourth                     $0.21                    0.06
--------------------------------------------------------------------------------

On December 31, 2005 there were 287 holders of the Company's outstanding 49,105,648 shares of common stock.

     (a)  DIVIDENDS

     The Company has not paid dividends on its common stock and may not do so in 2006 although it is the company's intention to pay dividends, there is no assurance that any dividends will be paid in the future. Any earnings in 2006 may be utilized to invest in projects intended to build the Company's sales base and to buy back its own stock or for paying dividends.

     (b)  RECENT SALES OF UNREGISTERED SECURITIES

     The following discussion describes all securities sold by us during the past year without registration. In 2005 the Company sold common stock in the amount of 5,523,267 shares to fund basic operations. The Company also issued common stock in the amount of 1,024,285 shares to employees and consultants as compensation. The Company did not use underwriters, and all securities were sold by the Company. The Company did not make any public offerings of any securities; all sales were private, to accredited individuals only. The securities were sold for cash at 0.03 to 0.07 cents per share with a no par value. There were no underwriting discounts or commissions paid on these securities.

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

The net offering proceeds to the Company was $277,909 which the Company used for the payment of employee salary, office rent; purchase of equipment; repayment of indebtedness; working capital. There were no indirect payments to directors, officers, or their associates; to persons owning ten (10) percent or more of any class of equity securities of the issuer; and to affiliates of the issuer; or direct or indirect payments to others for monies raised.

ITEM 6: MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company increased its operating expenses to $527,990 in 2005 compared to $369,458 in 2004. The Company increased its spending in 2005 slightly to accommodate its new marketing approach.

The Company generated revenues of $72,958 and $37,562 in 2005 and 2004, respectively. Most of the revenue in 2005 was generated from recurring SubjexCSR revenue. The revenue from 2004 was due to revenue generated from the Subjex technology, held over on the books as deferred revenue. Our revenue levels by themselves were not sufficient to sustain the Company's operations in 2005; therefore funds were raised from the sale of common stock to the Company's investor base to meet its financial needs. The Company used a "just-in-time" funding method, in an effort to hold off dilution of its stock, by not raising more funds than necessary while its stock price was low.

The uncertain nature of the market has historically made revenue prediction of future sales results difficult for the Company. The Company, however, has refined its marketing efforts significantly, and is seeing increasing numbers of new larger clients using and paying for the SubjexCSR technology with the Advance Training. This revenue growth is being analyzed in an effort to devise a predictable future revenue projections model. The Company does not expect to raise additional capital from the issuance of common stock. This funding is expected to bring the Company into an ongoing positive cash flow situation as a result of operations and revenues. Factors that may affect the Company's operating results include the continued success of marketing efforts and potential mergers or acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

The accumulated deficit from inception to December 31, 2005 was $4,932,147. To date, most of the operations of the Company have depended on monies raised through the issuance of common stock. The Company feels that revenues will provide sufficient monies to sustain operations going forward.

The Company is now focused on its use of capital resources on the continued enhancement of sales growth. Management is developing further plans and systems to increase the growth curve in the Company's profit margin with decreasing necessary external resources. The Company will use its profit to further grow its market share, start its dividend program, and additionally buy back its stock. This stock buy back program is intended to support the stock price and build a stock reserve for future use in possible acquisitions.

ITEM 7:   FINANCIAL STATEMENTS

The financial statements of the Company are included herein following the signatures.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

(a)  CONTROLS AND PROCEDURES.

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

Since the Company does not have an audit committee, its Board of Directors oversees the responsibilities of the audit committee. The Board is fully aware that there is not a clear segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, the board has determined that considering the employees involved the control procedures in place, risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties does not justify the expenses associated with such increases at this time.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                                   MANAGEMENT
       The executive officers and Directors of the Company are as follows:
--------------------------------------------------------------------------------
          Name               Age                             Position
--------------------------------------------------------------------------------
Andrew D Hyder                39                    Chief Executive Officer
                                                    President
                                                    Chairman of the Board
--------------------------------------------------------------------------------

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

Andrew has a firm grasp of modern technologies as applied to corporate infrastructure and what it takes to build a successful public technology organization. At Subjex, he is responsible for the vision and direction of the corporation and supervision and leadership of the Company's Artificial Intelligence research and development. As is apparent in Mr. Hyder's actual historical salary noted below, he has made extensive personal sacrifice to insure the success of the company.

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


ITEM 10:  EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE

The following table sets forth the compensation earned in certain fiscal years by the Company's Chief Executive Officer including the year ended December 31, 2005

Name                              Year          Salary        Other Compensation
--------------------------------------------------------------------------------
Andrew D Hyder                 2005          $32,418
Director, President            2004                           $38,292
Chief Executive Officer        2003          $17,083
                               2002          $48,333
--------------------------------------------------------------------------------

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of March 31, 2006 by: (i) each Director of the Company, (ii) each Named Executive Officer (iii) all Directors and executive officers of the Company as a group and (iv) each person or entity known by the Company to own beneficially more than five percent of the Company's Common Stock. The address of each of the following shareholders is the same as the Company.

Name of Beneficial Owner          Amount and Nature of Owner         Percent of Class
-------------------------------------------------------------------------------------
Andrew D Hyder                 5,339,643  (2)                        10.75 %
-------------------------------------------------------------------------------------
All Directors and Officers     There were no other directors or
                               officers ending December 31,
                               2005
-------------------------------------------------------------------------------------

     (1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes generally voting power and/or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 31, 2006 ("Currently Exercisable Options") are deemed outstanding for computing the beneficial ownership percentage of the person holding such options but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, the persons named in the table above have the sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

     (2) Includes 25,000 shares held by Mr. Hyder's daughter, and includes 2,500 shares issuable pursuant to Currently Exercisable Options.

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders. This chart also includes individual compensation arrangements. Descriptions of these plans are provided below.

Equity Compensation Plan Information
----------------------------------------------------------------------------------------------
Plan Category           Number of Securities to    Weighted average     Number of securities
                        be issued upon exercise   exercise price of    remaining available for
                        of outstanding options,  outstanding options,   future issuance under
                          warrants and rights    warrants and rights     equity compensation
                                                                                plans
----------------------------------------------------------------------------------------------
Equity compensation     1,393,500                .17                   1,106,500
plans not approved by
security holders (1)
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------

     (1) Represents options to buy 12,500 shares and warrants to buy 1,381,000 shares

During 1999, the Company adopted the Pagelab Network, Inc. Stock Option and Stock Award Plan (the Plan). The Plan permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options, which do not meet the requirements of Section 422. A total of 2,500,000 shares have been reserved under the Plan through the period ending December 31, 2005. All options will be granted at an exercise price not less than the fair market value of the common stock on the grant date according to the plan provisions. The options granted to participants owning more than 10 percent of the Company's outstanding voting stock must be granted at an exercise price not less than 110 percent of fair market value of the common stock on that date. The options shall expire on the date determined by the Board of Directors, but not greater than 10 years from the grant date.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In October 1999, the Company amended its Articles of Incorporation to increase the authorized shares of the Company from 25,000,000 to 50,000,000 shares, of which 45,000,000 shares have been designated as Common Stock. 5,000,000 were Undesignated. In 2005 the board of directors passed a resolution designating the remaining 5,000,000 undesignated shares into common stock.

Mr. Hyder advanced in the form of 6% notes, approximately $230,000 to the Company since its inception. A portion of these loans ($150,000) was used to purchase intellectual property from Commission Junction, Inc., located in Santa Barbara, CA. During 2005 the company incurred no more indebtedness to Mr. Hyder.

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K
EXHIBITS.
none

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors of the Company selected Carver Moquist & O'Connor, LLC (formerly known as Carver Moquist & Associates, LLC), certified public accountants with offices in Minneapolis, Minnesota, to audit the Company's financial statements for the years ended December 31, 2005 and 2004. The following table details the fees billed by Carver Moquist & O'Connor, LLC in the years ended December 31, 2005 and 2004.

----------------------------------------------------
                          2005                 2004
----------------------------------------------------
Audit fees               17,600               15,800
----------------------------------------------------

No services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by Carver Moquist & O'Connor, LLC. Furthermore, no work of Carver Moquist & O'Connor, LLC with respect to its services rendered to the Company was performed by anyone other than Carver Moquist & O'Connor, LLC.

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

SUBJEX CORPORATION
Date:  April 17, 2006

NAME                              TITLE
/s/ Andrew D. Hyder               President and Chief Executive Officer,


Exhibit Index
Exhibit 31.1     Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1     Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



ITEM 7.  FINANCIAL STATEMENTS

                               SUBJEX CORPORATION
                              FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                TABLE OF CONTENTS
                                -----------------


Report of Independent Registered Public Accounting Firm
Financial Statements:

Balance Sheets

Statements of Operations

Statements of Shareholders' Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements




                         CARVER MOQUIST & O'CONNOR, LLC
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Subjex Corporation


We have audited the accompanying balance sheets of Subjex Corporation as of December 31, 2005 and 2004, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Subjex Corporation as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Subjex Corporation will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had net losses for the years ended December 31, 2005 and 2004 and had an accumulated deficit at December 31, 2005. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Carver Moquist & O'Connor, LLC

Bloomington, Minnesota
April 17, 2006

                                        SUBJEX CORPORATION
                                          BALANCE SHEETS


                                                                    December 31,    December 31,
                                                                        2005            2004
                                                                   --------------  --------------
                              ASSETS
                              ------
Current Assets:
      Cash                                                         $       2,215   $      62,952
      Accounts receivable                                                    150               -
      Prepaid expenses                                                    19,045           2,000
                                                                   --------------  --------------

            Total current assets                                          21,410          64,952

Fixed assets, net                                                         17,370          17,585
                                                                   --------------  --------------


            Total assets                                           $      38,780   $      82,537
                                                                   ==============  ==============


                LIABILITIES AND STOCKHOLDERS' DEFICIT
                -------------------------------------

Current Liabilities:
      Short-term notes payable                                     $      32,150   $      13,650
      Subordinated convertible notes payable                              23,000          22,800
      Current portion of long -term debt                                   1,873               -
      Accounts payable                                                    92,281          72,120
      Accrued expenses:
            Payroll and payroll taxes                                    129,373         116,503
            Interest                                                      17,909          13,004
                                                                   --------------  --------------

            Total current liabilities                                    296,586         238,077

Long-term debt:
      Long-term debt, less current portion                                20,611           3,474
                                                                   --------------  --------------

            Total liabilities                                            317,197         241,551
                                                                   --------------  --------------

Stockholders' deficit:
      Common stock, no par or stated value;
            50,000,000 shares authorized: 49,105,648 and
            42,558,096 shares issued and outstanding at
            December 31, 2005 and December 31, 2004, respectively      4,624,730       4,305,342
      Subscription received                                               29,000               -
      Accumulated deficit                                             (4,932,147)     (4,464,356)
                                                                   --------------  --------------

Total stockholders' deficit                                             (278,417)       (159,014)
                                                                   --------------  --------------


        Total liabilities and stockholders' deficit                $      38,780   $      82,537
                                                                   ==============  ==============

   The accompanying notes are an integral part of these financial statements.

                                SUBJEX CORPORTION
                            STATEMENTS OF OPERATIONS
                                     Audited

                                                  Years Ended December 31,
                                                     2005          2004
                                                 ------------  ------------
Revenues                                         $    72,958   $    37,562
                                                 ------------  ------------

Expenses:
            Selling, general and administrative      527,990       369,458
                                                 ------------  ------------

                    Total operating expense          527,990       369,458
                                                 ------------  ------------

                    Operating loss                  (455,032)     (331,896)

Other income (expense);

            Interest expense                         (12,759)       (2,813)
                                                 ------------  ------------

Net loss                                         $  (467,791)  $  (334,709)
                                                 ============  ============

Net loss per basic and diluted common share      $     (0.01)  $     (0.01)
                                                 ============  ============


Weighted average common shares
            outstanding - basic and diluted       45,588,655    37,662,386
                                                 ============  ============

   The accompanying notes are an integral part of these financial statements.

                                         SUBJEX CORPORTION
                                     STATEMENTS OF CASH FLOWS

                                                                        Years Ended December 31,
                                                                         2005            2004
                                                                    --------------  --------------
Cash flows from operating activities:
            Net loss                                                $    (467,791)  $    (334,709)
            Adjustments to reconcile net loss to
            net cash flows from operating activities:
            Depreciation and amortization                                  10,761           6,386
            Restricted stock compensation expense                          14,979          34,050
            Non cash officer compensation expense                               -          38,292
            Non cash common stock issued for consulting services           50,000               -
            Changes in operating assets and liabilities:
            Accounts receivable                                              (150)            300
            Prepaid expenses                                              (17,045)              -
            Accounts payable                                               20,161         (19,517)
            Payroll and payroll taxes payable                              12,870         (91,800)
            Accrued interest                                                4,905            (864)
                                                                    --------------  --------------

Net cash flows used in operating activities                              (371,310)       (367,862)
                                                                    --------------  --------------


Cash flows from investing activities:
            Purchase of property and equipment                            (10,546)        (18,034)
                                                                    --------------  --------------

Net cash flows used in investing activities                               (10,546)        (18,034)
                                                                    --------------  --------------


Cash flows from financing activities:
            Proceeds from issuance of common stock                        254,409         447,095
            Subscriptions received                                         29,000               -
            Proceeds from issuance of notes payable                        64,000               -
            (Payments) Proceeds from subordinated note payable                200            (200)
            Principal payments on long-term debt and notes payable        (26,490)         (1,800)
                                                                    --------------  --------------

Net cash flows provided by financing activities                           321,119         445,095
                                                                    --------------  --------------


Net increase (decrease) in cash and equivalents                           (60,737)         59,199
Cash and cash equivalents at beginning of year                             62,952           3,753
                                                                    --------------  --------------

Cash and cash equivalents at end of year                            $       2,215   $      62,952
                                                                    ==============  ==============

   The accompanying notes are an integral part of these financial statements.

                                       STATEMENT OF SHAREHOLDERS EQUITY(DEFICIT)

                                         YEARS ENDED DECEMBER 31, 2005 AND 2004

                                         Common Stock               Notes Receivable                     Shareholders'
                                                                        Officer                             Equity
                                                                                         Accumulated
                                            Shares       Amount                            Deficit         (Deficit)
                                         ------------  ----------  ------------------  ---------------  ---------------
BALANCE, December 31, 2003                 33,694,236  $3,804,198  $         (38,292)  $(4,129,647.00)  $     (363,741)

    Common Stock issuance at
      .03 to .09 cents per share            8,427,193     467,094                                              467,094

    Exchange of note receivable-
      officer for officer's 2004 salary                                       38,292                            38,292

    Non cash stock compensation
      expense                                 436,667      34,050                                               34,050

    Net Loss                                                                                 (334,709)        (334,709)
                                         ------------  ----------  ------------------  ---------------  ---------------
BALANCE, December 31, 2004                 42,558,096   4,305,342                  -       (4,464,356)        (159,014)

    Common stock issuance                   5,523,267     254,409                                              254,409
    Subscription received                                  29,000                                               29,000
    Common stock issuance for
      consulting services                     500,000      50,000                                               50,000

    Restricted stock compensation             524,285      14,979                                               14,979

    Net Loss                                                                                 (467,791)        (467,791)
                                         ------------  ----------  ------------------  ---------------  ---------------
BALANCE, December 31, 2005                 49,105,648  $4,653,730                  -   $   (4,932,147)  $     (278,417)
                                         ============  ==========  ==================  ===============  ===============

NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
------------------

Subjex Corporation provides a software service, Subject CSR, through an ASP (application service provider) model. Customers can use the software online or by downloading it, and do not need to install it on their server. This software service is wrapped in a subscription model, and is billed monthly until customer cancellation.

Revenue Recognition
-------------------

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

Cash  Deposits  in  Excess  of  Federally  Insured  Limits
----------------------------------------------------------

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The balances are insured by the Federal Deposit Insurance Company up to $100,000. At December 31, 2005 the Company had no uninsured cash balances.

Cash  and  Cash  Equivalents
----------------------------

The Company considers highly liquid investments with original maturity of three months or less when purchased to be cash equivalents.

Segment Reporting
-----------------

The Company operates as one reporting segment.

Fair  Value  of  Financial  Instruments
---------------------------------------

The company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and notes payable, approximates fair value. Interest on the notes payable is payable at rates which approximate fair value

Fixed Assets
------------

Fixed assets are stated at cost. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the related assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operating income for the period. The cost of maintenance and repairs is expensed as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals and betterments.


The estimated useful lives are as follows:
--------------------------------------------------------------------------------
Computers & Equipment                              3 to 5 yrs
--------------------------------------------------------------------------------
Furniture                                          5 to 7 yrs
--------------------------------------------------------------------------------
Operations Equipment                               5 yrs
--------------------------------------------------------------------------------

Impairment of Long-Lived Assets
-------------------------------

Long-lived assets, such as equipment are reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Research and Development
------------------------

Research and development costs, whether performed by the Company or by outside parties under contract, are charged to operations as incurred. The company incurred no R&D expenses during 2005 and 2004.

Software Development Costs
--------------------------

The Company capitalizes certain software development and production costs once technological feasibility has been achieved. Software development costs incurred prior to achieving technological feasibility are expensed as incurred.

The Company fully expensed the software maintenance incurred and there were no software development costs in 2005 and 2004.

Basic and Diluted Net Loss Per Share
------------------------------------

Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments, unless their effect is antidilutive, thereby reducing the loss or increasing the income per common share. The Company has granted options and warrants to purchase shares of common stock at various amounts per share. Those options and warrants were not included in the computation of diluted earnings per share because the Company incurred losses in both years. The inclusion of potential common shares in the calculation of diluted loss per share would have an antidilutive effect. Therefore, basic and diluted loss per share amounts are the same in each year presented.

Stock-Based Consideration
-------------------------

As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company accounts for share-based payments to employees and directors using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25. As such, we do not recognize compensation cost related to these stock option grants if the exercise price of the options equals or exceeds the fair value of the underlying stock at issuance date. Our general policy is to grant stock options and warrants at fair value at the date of grant. We recorded expense related to stock based compensation issued to non-employees in accordance with SFAS No. 123.

For the years ended December 31, 2005 and 2004, we recorded no compensation expense pursuant to APB Opinion No. 25. Had compensation expense for employees and directors been recognized based upon the fair value of options at the grant date consistent with the provisions of SFAS No. 123, our results would have been as follows:

                                             December 31,
                                        ----------------------
                                           2005        2004
                                        ----------  ----------
Net loss                                $(467,791)  $(334,709)

Stock-based employee compensation
expense determined under the fair
value based method, net of related tax
effects                                         0           0
                                        ----------  ----------
Pro forma net loss                      $(467,791)   (334,709)
                                        ==========  ==========
Loss per share (basic and diluted):
As reported                             $   (0.01)  $   (0.01)
Pro forma                               $   (0.01)  $   (0.01)

No employee stock options were granted during 2005 and 2004.

Trade Accounts Receivable
-------------------------

Trade accounts receivable are recorded at the invoiced amount. The Company grants uncollateralized credit to customers, but requires deposits on unique orders. The Company reviews customers' credit history before extending unsecured credit. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified dollar amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Comprehensive Income (Loss)
---------------------------

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income (loss) and its components which will be presented in association with the Company's financial statements. Comprehensive income
(loss) is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. For the years ended December 31, 2005 and 2004, net loss and comprehensive loss were equivalent.

Income Taxes
------------

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes which require the use of the liability method of accounting for income taxes. The Company's net operating loss carry forwards are fully allowed for due to questions regarding the Company's ability to utilize these losses before they expire.

Recent Accounting Pronouncements
--------------------------------

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123(R), "Shared-Based Payment," which is a revision of SFAS No. 123, and supersedes APB Opinion No. 25. SFAS 12(R) requires all share-based payments to employees and directors, as well as other equity-based compensation arrangements, to be recognized in the financial statements based on their fair values, using prescribed option-pricing models effective for the first annual period beginning after June 15, 2005. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an alternative to financial statements recognition. The adoption of this statement becomes effective for the Company on January 1, 2006.


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $467,791 in the year ended December 31, 2005 and has incurred net losses of $4,932,147 inception to date. In addition, as of December 31, 2005, the Company had a stockholders' deficit of $278,417.

These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. In 2005 the Company raised working capital through the issuance of common stock, and receipt of proceeds for subscribed stock totaling $277,909. At the present time, the Company is looking for revenues to provide sufficient monies to sustain
operations going forward.   Failure of the Company to provide sufficient
revenues and achieve profitable operations in the long-term could result in the Company being unable to continue as a going concern.

NOTE 3 - FIXED ASSETS

Property and equipment consisted of the following at December 31,
-------------------------------------------------------------------
                                         2005               2004
-------------------------------------------------------------------
Office and Computer Equipment          $ 55,433           $ 44,887
-------------------------------------------------------------------
Furniture and Fixtures                   13,176             13,176
-------------------------------------------------------------------
Accumulated Depreciation                (36,431)           (25,670)
-------------------------------------------------------------------
Impairment of Fixed Assets              (14,808)           (14,808)
-------------------------------------------------------------------
Property and Equipment, net            $ 17,370           $ 17,585
-------------------------------------------------------------------

Depreciation and amortization expense on property and equipment was $10,761 and $6,386 for the years ended December 31, 2005 and 2004, respectively.


NOTE 4 - FINANCING ARRANGEMENTS

Short-Term  Notes  Payable
--------------------------

There were several short term notes that were obtained from shareholders and unrelated parties and are due at various dates through 2006. The interest rate on these notes is 10%.

Short-term  notes  payable  consisted  of  the  following:

---------------------------------------------------------
                                  2005             2004
---------------------------------------------------------
Shareholders                     $16,650          $ 8,150
---------------------------------------------------------
Unrelated third parties           15,500            5,500
---------------------------------------------------------
                                 $32,150          $13,650
---------------------------------------------------------

Subordinated Notes Payable
--------------------------

The subordinated convertible notes payable are unsecured, bear interest at 10% and were due at various dates, with all currently being due. Due to cash flow difficulties the Company has been unable to repay these amounts. The outstanding balance at December 31, 2005 and 2004 is $23,000 and $22,800 respectively.

Long-Term Debt
--------------

Long  term  debt  consisted  of  the  following  at  December  31:

---------------------------------------------------------------------
                                             2005               2004
---------------------------------------------------------------------
Equipment note, 25% interest.              $ 2,484             $3,474
Principal and interest paid
monthly is the amount of 161
---------------------------------------------------------------------
Third party notes, 10% interest
due in 2007                                 20,000                  -
---------------------------------------------------------------------
                                            22,484              3,474
---------------------------------------------------------------------
Less current portion                        (1,873)
---------------------------------------------------------------------
                                           $20,611             $3,474
---------------------------------------------------------------------

Current  maturities  of  long-term  debt  is  as  follows  for  December  31:

2006               $ 1,873
                   -------
2007                20,611
                   -------
                   $22,484
                   -------
                   -------


NOTE 5 - SHAREHOLDERS, EQUITY

Stock Options
-------------

During 1999, the Company adopted the Pagelab Network, Inc. Stock Option and Stock Award Plan (the Plan). The Plan permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended and nonqualified options, which do not meet the requirements of
Section 422.  A total of 2,500,000 shares have been reserved under the Plan.
All options will be granted at an exercise price not less than the fair market value of the common stock on the grant date according to the Plan provisions. The options granted to participants owning more than 10 percent of the Company's outstanding voting stock must be granted at an exercise price not less than 110 percent of fair market value of the common stock on that date. The options shall expire on the date determined by the Board of Directors, but not greater than 10 years from the grant date. No options were granted under the Plan during the years ended December 31, 2005 and 2004.


A summary of outstanding options under the Plan as of December 31 is as follows:

                            2005                          2004
------------------------------------------------------------------------------
                     Shares        Weighted        Shares    Weighted Average
                               Average Exercise                  Exercise
                                     Price                         Price
------------------------------------------------------------------------------
Outstanding at       407,600     $.75 to 1.10      817,970     $.20 to 1.10
beginning of yr
------------------------------------------------------------------------------
Canceled/Expired    (265,100)        $1.10        (410,370)    $.20 to 1.00
------------------------------------------------------------------------------
Outstanding at end   142,500         $.91          407,600     $.75 to 1.10
of year
------------------------------------------------------------------------------

All options were fully vested and have a have weighted average remaining contractual life of 1.02 years at December 31, 2005.

Stock Warrants
--------------

The Company issued detachable warrants with the sale of common stock to purchase 654,800 shares of common stock in 2002. Warrants for 300,000 shares expired in June 2004 and had an exercise price of $0.10 per share. Warrants for 354,800 shares of common stock expire from June 2005 to June 2017, become exercisable when the Company's share price reaches $1.00 per share and have an exercise price of $0.25 per share.

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

A summary of outstanding warrants as of December 31 is as follows:

                                          2005                   2004
                                  ----------------------  ----------------------
                                    Shares    Weighted-     Shares    Weighted-
                                               Average                 Average
                                               Exercise                Exercise
                                                Price                   Price
                                  ----------  ----------  ----------  ----------
Outstanding at beginning of year  3,235,200   $      .18  1,714,800   $      .35
Granted                             101,500          .40  1,675,000          .35
Exercised                               - -          - -        - -          - -
Canceled/Expired                   (960,200)         .23   (154,600)         .10
                                  ----------  ----------  ----------  ----------
Outstanding at end of year        2,376,500   $      .16  3,235,200   $      .18
                                  ==========  ==========  ==========  ==========

All warrants were fully vested and have a have weighted average remaining contractual life of 1.13 years at December 31, 2005.

Note receivable - officer
-------------------------

During 2003 the Company sold 765,834 shares of common stock to the Company's CEO with a fair market value of $38,292. The CEO agreed to pay for these shares in 2004. In 2004, the CEO and the Company agreed that note receivable would be exchanged for payment of the CEO's salary during 2004. No amounts remain outstanding on the note receivable at December 31, 2004.

NOTE 6 - INCOME TAXES

                                 2005                        2004
-------------------------------------------------------------------------
                         Amount           %          Amount           %
-------------------------------------------------------------------------
Expected Federal       $(157,800)       (34%)       $(95,494)       (34%)
-------------------------------------------------------------------------
Expected State           (18,600)        (4%)        (11,122)       ( 4%)
-------------------------------------------------------------------------
Valuation
allowance                176,400          38%        106,616          38%
-------------------------------------------------------------------------
Total                  $       -           -%       $      -           -%
-------------------------------------------------------------------------

The Company's net operating loss carry forwards are fully allowed for due to the Company's ability to utilize these losses before they expire. The following is a listing of the Company's net deferred tax assets as of December 31:

--------------------------------------------------------------
                                        2005          2004
--------------------------------------------------------------
Deferred tax asset relating to net  $ 1,217,000   $ 1,041,000
operating loss carry-forwards
--------------------------------------------------------------
Valuation allowance                  (1,217,000)   (1,041,000)
--------------------------------------------------------------
Net deferred tax asset                        0             0
--------------------------------------------------------------

At December 31, 2005, the Company has federal net operating loss carry forwards as follows:

                                Federal
-----------------------------------------
2019                             49,000
-----------------------------------------
2020                           1,010,000
-----------------------------------------
2021                           1,051,000
-----------------------------------------
2022                            778,000
-----------------------------------------
2023                            300,000
-----------------------------------------
2024                            280,000
-----------------------------------------
2025                            464,000
-----------------------------------------
                               $3,932,000
-----------------------------------------


NOTE 7 - SUPPLEMENTAL INFORMATION

Supplemental disclosure of cash flow information.

                                       2005       2004
--------------------------------------------------------
Cash paid during year for interest     $ 300     $   895
--------------------------------------------------------
Common stock issued and
warrants and options exercised to
settle:
--------------------------------------------------------
Liabilities                            $   -     $20,000
--------------------------------------------------------

NOTE 8 - LEASE

The Company leases its offices under an operating lease which runs through January 2008. Besides the base rent payment, the lease also requires monthly payment for the Company's proportionate share of real estate taxes and operating expenses. Rent expense was $43,934 in 2005 and $22,563 in 2004.

Future minimum lease payments for the years ending December 31 are as follows:

                          -------------------------------
                            2006               $ 21,535
                          -------------------------------
                            2007               $ 23,035
                          -------------------------------
                            2008               $  1,930
                          -------------------------------
                                               $ 46,500
                          -------------------------------


NOTE 9 - SUBSEQUENT EVENT ACQUISITION

On January 12, 2006, the Company acquired certain assets from FarSuperior. FarSuperior operates business directory websites for consumers to shop on the internet. Operational requirements of the two parties will include working together to continue to execute on the FarSuperior.com business model and SubjexCRS/ME sales systems. Subjex Corporation will gradually take over technical operations of the FarSuperior web properties and integrate them with its other operation. As compensation for the sale, FarSuperior will receive a percentage of the revenue generated from FarSuperior sales over a 4 year period ranging from 25% in first year and 5% in year four. In addition, the agreement calls for 500,000 in stock warrants to be issued to FarSuperior. The warrants are based on certain performance metrics and have an exercise price of $0.033 per share. Stock warrants are exercisable in the following formula, 20% upon closing, then 20% upon each one million in gross sales obtained by the FarSuperior business model and have a term of 4 years after the date of issuance.