Form 10QSB
period 2006-03-31
SUBJEX CORP
filed 2006-05-22
CIK 1107699

U. S. SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                            AND EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2006
                  ---------------------------------------------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 49,355,648 shares of common stock outstanding as of May 22, 2006.

SUBJEX CORPORATION INDEX


                                                                        PAGE NUMBER
PART I - FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

        Balance Sheets as of March 31, 2006 (unaudited)
        and December 31, 2005 (audited)                                           3

        Statements of Operations for the Three
        Months Ended March 31, 2006 and
        March 31, 2005 (unaudited)                                                4

        Statements of Cash Flows for the Three
        Months Ended March 31, 2006 and
        March 31, 2005 (unaudited)                                                5

        Notes to the Financial Statements (unaudited)                             6


      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

      CONDITION AND RESULTS OF OPERATIONS                                         7

      ITEM 3. CONTROLS AND PROCEDURES                                            10

PART II - OTHER INFORMATION                                                      10

      ITEM 1. LEGAL PROCEEDINGS

      ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      ITEM 5. OTHER INFORMATION

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

CERTIFICATION PURSUANT TO SECTION 06 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS                                                                   12
SIGNATURES

                                  SUBJEX CORPORATION
                                    BALANCE SHEETS

                                                           March 31,     December, 31
                                                             2006           2005
                                                          (Unaudited)     (Audited)
                                                         ----------------------------
                      ASSETS
                      ------
Current Assets:
  Cash                                                   $         -   $       2,215
  Accounts receivable                                          7,400             150
  Prepaid expenses                                             6,925          19,045
                                                         ------------  --------------
    Total current assets                                      14,325          21,410

Fixed assets, net                                             15,919          17,370
Tradenames                                                     2,514               -
                                                         ------------  --------------

    Total assets                                         $    32,758   $      38,780
                                                         ============  ==============

        LIABILITIES AND STOCKHOLDERS' DEFICIT
        -------------------------------------

Current Liabilities:
  Checks written in excess of bank balance                       180               -
  Short-term notes payable                                    34,150          32,150
  Subordinated convertible notes payable                      23,000          23,000
  Current portion of long-term debt                            2,484           1,873
  Accounts payable                                           111,916          92,281
  Accrued expenses:
    Payroll and payroll taxes                                125,708         129,373
    Interest                                                  18,628          17,909
  Deferred revenue                                             7,000               -
                                                         ------------  --------------

    Total current liabilities                                323,066         296,586

Long-term debt:
  Long-term debt, less current portion                        20,000          20,611
                                                         ------------  --------------

    Total liabilities                                        343,066         317,197
                                                         ------------  --------------

Stockholders' deficit:
  Common stock, no par or stated value;
    50,000,000 shares authorized: 49,355,648 and
    49,105,648 shares issued and outstanding at
    March 31, 2006 and December 31, 2005, respectively     4,624,730       4,624,730
  Additional paid-in capital-warrants                          2,514               -
  Subscription received                                       40,000          29,000
  Accumulated deficit                                     (4,977,552)     (4,932,147)
                                                         ------------  --------------

Stockholders' deficit                                       (310,308)       (278,417)
                                                         ------------  --------------

  Total liabilities and stockholders' deficit            $    32,758   $      38,780
                                                         ============  ==============

   The accompanying notes are an integral part of these financial statements.

                                SUBJEX CORPORTION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Months Ended March 31,
                                                   2006            2005
                                              ------------------------------
Revenues                                      $      88,726   $      18,305
                                              --------------  --------------

Expenses:
  Selling, general and administrative               133,412         128,929
                                              --------------  --------------

    Total operating expense                         133,412         128,929
                                              --------------  --------------

    Operating loss                                  (44,686)       (110,624)

Other income (expense)
  Interest expense                                     (719)           (567)
                                              --------------  --------------

Net loss                                      $     (45,405)  $    (111,191)
                                              ==============  ==============

Net loss per basic and diluted common share   $      (0.001)  $      (0.003)
                                              ==============  ==============

Weighted average common shares
  outstanding - basic and diluted                49,355,648      43,373,692
                                              ==============  ==============

   The accompanying notes are an integral part of these financial statements.

                                  SUBJEX CORPORTION
                              STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                       Three Months Ended March 31,
                                                           2006            2005
                                                      ------------------------------
Cash flow from operating activities:
  Net loss                                            $     (45,405)  $    (111,191)
  Adjustments to reconcile net loss to
    net cash flows used in operating activities:
      Depreciation and amortization                           1,976           2,123
      Non cash stock compensation expenses                        -          12,450
  Changes in operating assets and liabilities:
    Accounts receivable                                      (7,250)              -
    Prepaid expenses                                         12,120               -
    Accounts payable                                         19,635           7,796
  Accrued expenses:
    Payroll and payroll taxes                                (3,665)        (36,397)
    Accrued interest                                            719             568
  Deferred revenue                                            7,000               -
                                                      --------------  --------------

  Net cash used in operating activities                     (14,870)       (124,651)
                                                      --------------  --------------

Cash flow from investing activities:
  Purchase of property and equipment                           (525)        (10,546)
                                                      --------------  --------------

  Net cash used in investing activities                        (525)        (10,546)
                                                      --------------  --------------

Cash flow from financing activities:
  Checks written in excess of bank balance                      180               -
  Proceeds from issuance of capital stock                         -          73,500
  Proceeds from stock subscriptions                          11,000               -
  Proceeds from issuance of notes payable                     2,000               -
  (Payments) Proceeds from subordinated note payable              -             200
  Principal payments on long-term debt                            -            (691)
                                                      --------------  --------------

  Net cash provided by financing activities                  13,180          73,009
                                                      --------------  --------------

Decrease in cash                                             (2,215)        (62,188)
Cash at beginning of period                                   2,215          62,952
                                                      --------------  --------------

Cash at end of period                                 $           -   $         764
                                                      ==============  ==============

   The accompanying notes are an integral part of these financial statements.

                  Notes to the Financial Statements (unaudited)


Note 1.  Basis of Presentation

The accompanying unaudited condensed financial statements of Subjex Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed financial statements. There are no additional material subsequent events or material contingencies that require disclosure. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed financial statements should be read in conjunction with Management's Discussion and Analysis contained in this report and with the financial statements and accompanying notes included in the Annual Report on Form 10-KSB for the year ended December 31, 2005.

Note 2.  Acquisition of Assets

On January 12, 2006, the Company acquired certain assets, primarily web-site, domain names and tradenames from FarSuperior. FarSuperior operates business directory websites for consumers to shop on the internet. Operational requirements of the two parties will include working together to continue to execute on the FarSuperior.com business model and SubjexCRS/ME sales systems. Subjex Corporation will gradually take over technical operations of the FarSuperior web properties and integrate them with its other operation. As cp,[compensation for the acquired assets, the agreement calls for 500,000 in stock warrants to be issued to FarSuperior. The warrants are based on certain performance metrics and have an exercise price of $0.033 per share. Stock warrants are exercisable in the following formula, 20% upon closing, then 20% upon each one million in gross sales obtained by the FarSuperior business model and have a term of 4 years after the date of issuance. The fair value for the 100,000 warrants vested on the closing date was calculated using the Black-Scholes pricing model. The fair value was calculated to be $2,514 and has been classified on the balance sheet as tradenames. In addition FarSuperior will receive a percentage of the revenue generated from FarSuperior sales over a 4 year period ranging from 25% in first year and 5% in year four. Any payments made for the first 12 months after the sale will be for consulting services provided by a management employee of FarSuperior.

Note 3.  Going Concern

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities and commitments in the normal course of operations. Since inception, the Company has incurred losses of $4,977,552 and has a working capital deficit of $310,308 as of March 31, 2006. These issues raise substantial doubt about the Company's ability to continue as a going concern.

The Company no longer seeks equity financing to fund its working capital needs. Failure of the Company to generate continued revenue could result in the company to continue as a going concern. No estimate can be made of the range of loss that is reasonably possible should the Company be unsuccessful.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

Note 4.  Payroll and Payroll Taxes

In March 2004, the Company agreed to a payment plan with the IRS related to employee payroll withholdings and payroll taxes in which the Company did not pay from October 1, 2000 through June 30, 2003 aggregating approximately $88,000 at December 31, 2003. This liability is included in accrued expenses - payroll and payroll taxes. The payment plan requires 24 monthly installments of $2,000 beginning April 15, 2004 and ending March 15, 2006. As of March 15, 2006, the Company is working with the IRS to determine the resolution for final payment which totals $65,779 at March 31, 2006. Until all amounts owed are paid to the IRS, the IRS will maintain a federal tax lien on the Company's property.

Note 5.  Stockholder's Deficit

During the first quarter of 2006, the Company did not issue shares of common stock. However there has been an adjustment to the outstanding shares of the Company by the transfer agent. 250,000 shares were added due to shares issued in prior years but not accounted for properly by our previous transfer agent.

On January 12, 2006, the Company granted 500,000 common stock warrants in connection with the FarSuperior asset acquisition (see note 2).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Description of Business

Overview

Subjex Corporation is an innovative provider of intelligent customer service solutions. Subjex Corporation has developed and sells an Artificial Intelligence Software platform that is used to create virtual personalities for company web sites. The software chats with web site visitors, answers questions, and sells products for its clients. Making the searching and communication processes simple for web site visitors has become the key to improved sales and visitor web site retention. Subjex Corporation is setting a new standard in customer service technology that is both easily deployable and inexpensive. The Subjex Corporation mission is to give massive value to our client base while providing clear-continuous revenue and profit growth for our investor base. The Company has also expanded its corporate goals to include possible acquisitions of profitable businesses and business models that are synergistically compatible with its core technology.

Principal Products and Services

SubjexCSR (Customer Service Representative) is Subjex Corporation's flagship Artificial Intelligence product. SubjexME is another product recently developed. SubjexCSR and SubjexME are used in conjunction with SubjexOPS (Operator Training System) which allows clients to train their implementation to sell their products and communicate with their users on their web site. This technology is used on the Subjex.com web site to sell itself by conducting dialogue with business owners (through text) to dynamically converse with a normal, human-like conversation chat. SubjexCSR and SubjexME both run in the same environment and on the same platform. Both can lower costs dramatically for companies who have web sites, or large distributor networks. The system can converse eloquently with thousands of simultaneous users for less than the cost of one live operator, and can drastically increase sales (closing ratios) by recommending ideal products for that specific individual. The key to this product is its iterative "back and forth" methodology which actually conducts an interview conversation. The system is able to learn users' needs in a way users are already familiar with - "dialogue".

Today, Subjex is the only customer service solution that is targeting small business with a true bi-directional dialogue application. The Company's Subjex dialogue platform supports each function of customer service from the introduction to the sales process to post sale support.

In addition Subjex Corporation now owns the FarSuperior.com zip
                                            ---------------
code/category-based business directory and search engine that fosters improved local interaction between local retailers and internet searchers and their walk in customers. Instead of going head-to-head with search giants like Google and Yahoo, FarSuperior competes directly with local advertising options. Instead of listing millions of results, a maximum of ten businesses per industry category, per zip code are granted an approved status and then only after they have been recommended by independent third parties. All approved businesses are reviewed by the company's Secret Shopper Service and must maintain a high rating by FarSuperior consumers.

Trademarks and Patents

The Company holds trademarks and patent protection for most of its business that management feels are relevant to protect the company interests.

Environmental Compliance

The Company believes it is in compliance with all current federal and state environmental laws.

Employees

The Company had as of March 31, 2006, four full-time employees. The Company's employees are not represented by any labor unions. The Company considers its relations with its employees to be very good.

Competition

The Company is aware of other companies selling solutions that appear to be similar to Subjex; however management is not aware of any companies that are selling the same solution as we have designed. In addition management has made the decision to focus half of our marketing efforts directly to small businesses, with the SubjexCSR product, and the remainder towards Network Marketing companies with the SubjexME product. Our competitor's solutions are less effective, extremely complex for the small business owner, and vastly more expensive. Our demographic target - to our knowledge - has never been exposed to this type of technology, because no one has priced an appealing product within the budget of small business. Management believes that while some companies may have greater resources than Subjex, we have superior products, and a new market with a product no one has seen before in the Network Marketing industry. We believe we have the experience to implement a model that is self sustaining enough to take a huge part of the market before our competitors realize it.

Recent Developments

In 2005, Subjex Corporation made further changes in our approach to sell SubjexCSR to small businesses through third parties. We continue to use part of our resources to sell SubjexME to larger businesses. This was done in part because the sale of one implementation of SubjexME will generate tens of thousands of dollars per month. This will result in positive cash flow faster.

Operating expenses have increased for the same quarter of the previous year due to new marketing efforts and costs. Operating expenses for the quarter ending March 31, 2005 were $128,929 compared to this quarter ending March 31, 2006 which was $133,412. Recent percentages of increases in sales are significant. The quarter ending March 31, 2005 the Company had received only $18,305 in revenue whereas the quarter ending March 1, 2006 revenue jumped to $88,726. This noticeable increase in revenue is due to increased sales, chiefly linked to the acquisition of FarSuperior. The Company has further improved its client/prospect retention methods and completed significant upgrades to it software. The Company's marketing approach is working well, and expected by management to improve considerably in the foreseeable future.

The Company's cash balances have been enough to meet its operational needs, which have adjusted to meet its operational cash. As sales continue, the Company expects future operational cash requirements to increase to accommodate growth. The Company's use of the automation tools for sales, training and installation (i.e. delivery) of the Company's products allows us to operate efficiently, and use less operational cash than without such tools.

Developing an ideal business model with an entirely new category type product line requires a great deal of research and development on several different fronts. The Company has had to become an expert in building the company into a profitable entity, not just in the areas of technological science but also in marketing. The services which are generally unknown to the market are being adjusted to have more appeal and retention to our demographic ideal. It is our belief that the potential for success in this endeavor will vastly out measure its cost of time and resources.

While we have only begun to show positive cash flow improvement, management believes what Subjex is doing is breaking new ground in a very large and profitable "self help" industry growing into the billions of dollars. The AI community as it relates to dialogue and customer service is in its infancy stage. Management believes that the company will be successful and see not just continued revenue growth but exceptional revenue growth.

In addition the Company continues to identify what it feels are acquisition targets and an acquisition methodology to bring in additional top line revenue with very little dilutional impact on the company.

ITEM 3 - CONTROLS AND PROCEDURES

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


                           PART II - OTHER INFORMATION


ITEM 1. - LEGAL PROCEEDINGS

None.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

It is acknowledged that any sale or substantial restructuring of the Company will require a stockholders vote. No matters were submitted to the vote of the Company's stockholders in this quarter.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

On January 18, 2006 the following 8-K report was filed:

On January 12, 2006 a material definitive agreement was made which was not made in the ordinary course of Subjex Corporation business thus prompting an 8k filing with the SEC. This agreement was signed by Andrew Hyder of Subjex Corporation and Howard Walsh of Farsuperior Management LLC. A sales and management agreement were also agreed to; signed by Andrew Hyder of Subjex Corporation and Wayne Warrington of Farsuperior Management LLC. These agreements complete Subjex corporation obligations for the closing of the acquisition with Farsuperior management on its stated acquisition announced in December of 2005. As a result of all parties completing their obligations under such agreement, the date of the closing of this agreement was January 12th 2006 and is being executed as follows.

Operational requirements of the two parties will include working together to continue to execute on the Fartsuperior.com business model and SubjexCSR/ME sales systems. Subjex Corporation will gradually take over technical operations of the Farsuperior web properties and integrate them with its other operations. The material terms of the closing and acquisition agreement are performance based. Farsuperior management will receive a declining percentage of revenue generated from its sales that it generates over 4 years and warrant options based upon performance. Revenue percentages do not include sales Subjex Corporation earns outside of the Farsuperior business model. In year one this percentage will be 25% of revenues generated from Farsuperior; year 2 will be 20%; year 3 will be 10% and year 4 will be 5%. Subsequent years will pay nothing to Farsuperior management LLC as Subjex Corporation's obligations relating to cash pay outs will be fulfilled. This filing completes Subjex Corporation's obligations as it relates to the filing requirements of an 8K filing as defined by the SEC.

On February 22, 2006 the following 8-K report was filed:

On February 20, 2006 a material event occurred which was not made in the ordinary course of Subjex Corporation business thus prompting an 8k filing with the SEC. Subjex Corporation's board of directors had made two additions to the board of directors. The addition to the board of directors was Brian K. Ahern, and Sharon R. Hyder. Both Mrs. Hyder and Mr. Ahern have been long time consultants with Subjex Corporation.

In addition to being the CEO's mother, Sharon R. Hyder holds a Bachelor of Arts in Business and Accounting, and an MBA in Business and Finance. Her extensive industry certifications and IRS/tax/audit training make her well suited for board membership with an impressive background in public, private and academic work.

Brain K. Ahern brings a BA in international business degree to Subjex Corporation. As a senior financial consultant with American Express Financial Brian advised on 15 to 20 million dollar budgets; designed and spearheaded marketing pilot programs that are still in use today. Brian also developed international distribution relationships with global conglomerates to bring products to the Middle East. The diversity and depth of his experience with Fortune 500 and international companies offers Subjex Corporation the opportunity to become a global competitor. Brian also holds a series 6 & 7 securities license.

This filing completes Subjex Corporations obligations as it relates to the filing requirements of an 8K filing as defined by the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.

SUBJEX CORPORATION
Date:  May 22, 2006

NAME                              TITLE
/s/ Andrew D. Hyder               President and Chief Executive Officer
                                  (acting CFO)