Form 10QSB
period 2006-06-30
SUBJEX CORP
filed 2006-09-08
CIK 1107699

U. S. SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

        [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006
                  --------------------------------------------

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

            3010 Hennepin Ave South, Suite 297, Minneapolis, MN 55408
                    (Address of principal executive offices)

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

There were 49,905,648 shares of common stock outstanding as of September 8, 2006.

SUBJEX CORPORATION INDEX

                                                                         PAGE NUMBER
PART I - FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

          Balance Sheets as of June 30, 2006 (unaudited)
          and December 31, 2005 (audited)                                          3

          Statements of Operations for the Three and Six
          Months Ended June 30, 2006 and
          June 30, 2005 (unaudited)                                                4

          Statements of Cash Flows for the Six
          Months Ended June 30, 2006 and
          June 30, 2005 (unaudited)                                                5

          Notes to the Financial Statements (unaudited)                            6

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                        7

        ITEM 3. CONTROLS AND PROCEDURES                                           10

PART II - OTHER INFORMATION                                                       10

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
SIGNATURES

                                  SUBJEX CORPORATION
                                    BALANCE SHEETS


                                                              30-Jun        31-Dec
                                                               2006          2005
                                                           (Unaudited)    (Audited)
                                                           --------------------------
            ASSETS
            ------
Current Assets:
    Cash                                                   $       760   $     2,215
    Accounts receivable                                              -           150
    Prepaid expenses                                                 -        19,045
                                                           ------------  ------------

        Total current assets                                       760        21,410

Property and equipment, net                                     13,942        17,370
                                                           ------------  ------------

        Total assets                                       $    14,702   $    38,780
                                                           ============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current Liabilities:
    Short-term notes payable                                    36,634        32,150
    Subordinated convertible notes payable                      23,000        23,000
    Current portion of long-term debt                                -         1,873
    Accounts payable                                           115,887        92,281
    Accrued expenses:
        Payroll and payroll taxes                              133,093       129,373
        Interest                                                19,346        17,909

                                                           ------------  ------------
Total current liabilities                                      327,960       296,586

Long-term debt:
    Long-term debt, less current portion                        53,590        20,611
                                                           ------------  ------------

        Total liabilities                                      381,550       317,197
                                                           ------------  ------------

Stockholders' deficit:
    Common stock, no par or stated value;
        50,000,000 shares authorized: 49,355,648 and
        49,105,648 shares issued and outstanding at
        June 30, 2006 and December 31, 2005, respectively    4,632,230     4,624,730
    Subscription received                                       31,000        29,000
    Accumulated deficit                                     (5,030,078)   (4,932,147)
                                                           ------------  ------------

Stockholders' deficit                                         (366,848)     (278,417)
                                                           ------------  ------------

    Total liabilities and stockholders' deficit            $    14,702   $    38,780
                                                           ============  ============


   The accompanying notes are an integral part of these financial statements.

                                              SUBJEX CORPORTION
                                          STATEMENTS OF OPERATIONS
                                                 (Unaudited)

                                                Three Months Ended June 30,      Six Months Ended June 30,
                                                   2006            2005            2006            2005
                                              ------------------------------  ------------------------------
Revenues                                      $      13,771   $      22,912   $     102,497   $      41,217
                                              --------------  --------------  --------------  --------------
Expenses:
    Selling, general and administrative              64,740         151,188         198,152         280,117
                                              --------------  --------------  --------------  --------------

        Total operating expense                      64,740         151,188         198,152         280,117
                                              --------------  --------------  --------------  --------------

        Operating loss                              (50,969)       (128,276)        (95,655)       (238,900)

Other income (expense)
    Interest expense                                 (1,558)         (7,789)         (2,277)         (8,356)
                                              --------------  --------------  --------------  --------------

Net loss                                      $     (52,527)  $    (136,065)  $     (97,932)  $    (247,256)
                                              ==============  ==============  ==============  ==============

Net loss per basic and diluted common share   $      (0.001)  $      (0.003)  $      (0.001)  $      (0.005)
                                              ==============  ==============  ==============  ==============

Weighted average common shares
    outstanding - basic and diluted              49,355,648      46,401,934      49,355,648      46,601,934
                                              ==============  ==============  ==============  ==============

   The accompanying notes are an integral part of these financial statements.

                                SUBJEX CORPORTION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Six Months Ended June 30,
                                                          2006          2005
                                                      --------------------------
Cash flow from operating activities:
    Net loss                                          $   (97,932)  $  (247,256)
    Adjustments to reconcile net loss to
        net cash flows used in operating activities:
            Depreciation                                    3,953        (4,087)
            Non cash stock compensation expenses                -        14,629
    Changes in operating assets and liabilities:
        Accounts receivable                                   150          (150)
        Prepaid expenses                                   19,045       (33,332)
        Accounts payable                                   23,606        15,747
    Accrued expenses:
        Payroll and payroll taxes                           3,720       (19,861)
        Accrued interest                                    1,437             -
        Other accrued expenses                                  -         1,135
                                                      ------------  ------------
    Net cash used in operating activities                 (46,021)     (273,175)
                                                      ------------  ------------

Cash flow from investing activities:
    Purchase of property and equipment                       (525)      (10,546)
                                                      ------------  ------------

Cash flow from financing activities:
    Proceeds from issuance of capital stock                 9,500       222,300
    Proceeds from stock subscriptions                           -           200
    Proceeds from issuance of notes payable                38,075             -
    Principal payments on long-term debt                   (2,484)         (990)
                                                      ------------  ------------

    Net cash provided by financing activities              45,091       221,510
                                                      ------------  ------------

Decrease in cash                                           (1,455)      (62,211)
Cash at beginning of period                                 2,215        62,952
                                                      ------------  ------------

Cash at end of period                                 $       760   $       741
                                                      ============  ============

Supplemental cash flow information:
        Cash paid for interest                        $         -   $         -
                                                      ============  ============
        Cash paid for income taxes                    $         -   $         -
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

Note 2. Acquisition of Assets

In January 2006, the Company acquired certain assets, primarily web-site, domain names, software and trade names from FarSuperior Management LLC., (FM) using a performance based warrant agreement. FM claimed it operated a business directory websites for consumers to shop on the internet. Operational requirements of the two parties included working together to continue to execute on the FM business model and SubjexCRS/ME sales systems. Subjex Corporation attempted to take over technical operations of the FM web properties and integrate them with its other operation; however this was not possible due to a lack of documentation on the assets that were delivered to the Company. FM was paid a commission on the revenue it produced in January on SubjexCSR. However without additional sales resources or proper documentation to support a software FM migration, the FM operation ceased to generate revenue for the Company. The Company believes that the agreement with FM has been breached, and has terminated all operations in this regard. All warrants were canceled as well as the acquiring of trade names during the quarter ended June 30, 2006. This decision is based upon limited resources of the Company as a result of the inability of FM to deliver in a manner that did not necessitate the Company to completely redevelop the software that FM presented to the Company as completed.

Note 3.  Going Concern

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities and commitments in the normal course of operations. Since inception, the Company has incurred losses of $5,030,078 and has a working capital deficit of $364,334 as of June 30, 2006. These issues raise substantial doubt about the Company's ability to continue as a going concern.

The Company has sought debt financing to fund its working capital needs.
Failure of the Company to generate continued revenue could result in the company to continue as a going concern. No estimate can be made of the range of loss that is reasonably possible should the Company be unsuccessful.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

Note 4.  Payroll and Payroll Taxes

In March 2004, the Company agreed to a payment plan with the IRS related to employee payroll withholdings and payroll taxes in which the Company did not pay from October 1, 2000 through June 30, 2003 aggregating approximately $88,000 at December 31, 2003. This liability is included in accrued expenses - payroll and payroll taxes. The payment plan requires 24 monthly installments of $2,000 beginning April 15, 2004 and ending March 15, 2006. As of June 30, 2006, the Company is working with the IRS to determine the resolution for final payment which totals $70,936 at June 30, 2006. Until all amounts owed are paid to the IRS, the IRS will maintain a federal tax lien on the Company's property.


Note 5. Stockholders' Deficit

During the Second quarter ending June 30, 2006, the Company did not issue shares of common stock. However there was an adjustment made in the First quarter to the outstanding shares of the Company by the transfer agent. 250,000 shares were added due to shares issued in prior years but not accounted for properly by our previous transfer agent.

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

Description of Business

Overview

Subjex Corporation is an innovative provider of intelligent software solutions. Subjex Corporation has developed and sells an Artificial Intelligence Software platform that is in part used to create virtual personalities for company web sites. The software chats with web site visitors, answers questions, and sells products for its clients. Making the searching and communication processes simple for web site visitors has become the key to improved sales and visitor web site retention. Subjex Corporation is setting a new standard in customer service technology that is both easily deployable and inexpensive. The Subjex Corporation mission is to give massive value to our client base while providing clear-continuous revenue and profit growth for our investor base. The Company has also expanded its corporate goals to include possible acquisitions or licensing of profitable businesses and business models that are synergistically compatible with its core technology.

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

Employees

The Company had three full-time employees on June 30, 2006. The Company's employees are not represented by any labor unions. The Company considers its relations with its employees to be very good.

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

Recent Developments

Operating expenses have decreased for the same quarter of the previous year due to the restructuring of operations. Operating expenses for the quarter ending June 30, 2005 were $151,188 compared to this quarter ending June 30, 2006 which was $64,740. The quarter ending June 30, 2005 the Company had received $22,912 in revenue whereas the quarter ending June 30, 2006 revenue was $13,771. This decrease in revenue is due to lack of sales resources. To cover operational expenses the Company is seeking debt financing.

The Company's cash balances have not been enough to meet its operational needs. Therefore the Company has adjusted its operations to meet its operational cash. As sales continue, the Company expects future operational cash requirements to increase to accommodate growth. The Company's use of the automation tools for sales, training and installation (i.e. delivery) of the Company's products allows us to operate efficiently, and use less operational cash than without such tools.

Subjex and its supporters are breaking new ground in several related technology and Artificial Intelligence areas. Management believes that the company will be successful and see not just continued revenue growth but exceptional revenue growth from these efforts.

In addition the Company continues to identify what it feels are acquisition targets and an acquisition methodology to bring in additional top line revenue with very little dilutional impact on the company.

ITEM 3 - CONTROLS AND PROCEDURES

The Company has in place one staff member that daily reviews all accounts and figures (accounting systems) that pertain to accounting and the financial condition of the company. This includes banking, accounts payable, stocks etc. One additional employee handles the accounts receivable only. The internal records are then forwarded to an outside accounting firm, owned and operated by a person related to the Company's CEO, that does the bookkeeping and accounting. The staff and the accounting firm are in contact on a daily basis.

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

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

On June 28, 2006 the following 8-K report was filed:

Changes in Registrant's Certifying Accountant

On June 23rd, 2006 a material event occurred which was not made in the ordinary course of Subjex Corporation business thus prompting an 8k filing with the SEC. Carver Moquist & O'Connor, LLC, 1550 American Boulevard East Suite 680 Bloomington, MN 55425-3108 announced their resignation as its accountants. This filing completes Subjex Corporation's obligations as it relates to the filing requirements of an 8K filing as defined by the SEC.

On September 1, 2006 the following 8-K report was filed:

On Sept 1, 2006 a material event occurred which was not made in the ordinary course of Subjex Corporation business thus prompting an 8k filing with the SEC. It was announced that Ronald N. Silberstein, CPA, PLLC, 30201 Orchard Lake Road, Suite 150, Farmington Hills, Michigan 48334 became Subjex Corporation's new independent auditor and certifying accountant. This filing completes Subjex Corporation's obligations as it relates to the filing requirements of an 8K filing as defined by the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.

SUBJEX CORPORATION
Date:  September 8, 2006

NAME                           TITLE
/s/ Andrew D. Hyder            President and Chief Executive
Officer,


Exhibit Index

Exhibit 31.1 Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002