Form 10QSB
period 2006-09-30
SUBJEX CORP
filed 2006-11-09
CIK 1107699

U. S. SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2006
                -------------------------------------------------

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

There were 49,905,648 shares of common stock outstanding as of November 8, 2006.

SUBJEX CORPORATION INDEX


                                                                     PAGE NUMBER

PART I - FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

        Balance Sheets as of September 30, 2006 (unaudited)
        and December 31, 2005 (audited)                                        3

        Statements of Operations for the Three and Nine
        Months Ended September 30, 2006 and
        September 30, 2005 (unaudited)                                         4

        Statements of Cash Flows for the Nine
        Months Ended September 30, 2006 and
        September 30, 2005 (unaudited)                                         5

        Notes to the Financial Statements (unaudited)                          6

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

      CONDITION AND RESULTS OF OPERATIONS                                      7

      ITEM 3. CONTROLS AND PROCEDURES                                         10

PART II - OTHER INFORMATION                                                   10

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

SIGNATURES

                                        SUBJEX CORPORATION
                                          BALANCE SHEETS

                                                                     30-Sep            31-Dec
                                                                      2006              2005
                                                                  (Unaudited)        (Audited)
                                                                ----------------  ----------------
               ASSETS
               ------
    Current Assets:
    Cash                                                        $       107,036   $         2,215
    Deposits                                                              1,300                 -
    Accounts receivable                                                       -               150
    Prepaid expenses                                                      4,000            19,045
                                                                ----------------  ----------------

        Total current assets                                            112,336            21,410

Property and equipment, net                                              11,966            17,370
                                                                ----------------  ----------------

        Total assets                                            $       124,302   $        38,780
                                                                ================  ================

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

    Current Liabilities:
    Short-term notes payable                                    $        36,634   $        32,150
    Subordinated convertible notes payable                              143,000            23,000
    Current portion of long-term debt                                         -             1,873
    Accounts payable                                                     82,249            92,281
    Accrued expenses:
        Payroll and payroll taxes                                        71,933           129,373
        Interest                                                         20,065            17,909

                                                                ----------------  ----------------
        Total current liabilities                                       353,880           296,586

Long-term debt:
    Long-term debt, less current portion                                 22,000            20,611
                                                                ----------------  ----------------

        Total liabilities                                               375,880           317,197
                                                                ----------------  ----------------

Stockholders' deficit:
    Common stock, no par or stated value;
        50,000,000 shares authorized: 49,905,648 and
        49,105,648 shares issued and outstanding at
        September 30, 2006 and December 31, 2005, respectively        4,831,230         4,624,730
    Subscription received                                                17,500            29,000
    Accumulated deficit                                              (5,100,308)       (4,932,147)
                                                                ----------------  ----------------

Stockholders' deficit                                                  (251,578)         (278,417)
                                                                ----------------  ----------------


    Total liabilities and stockholders' deficit                 $       124,302   $        38,780
                                                                ================  ================


   The accompanying notes are an integral part of these financial statements.

                                             SUBJEX CORPORATION
                                          STATEMENTS OF OPERATIONS
                                                 (Unaudited)

                                                Three Months Ended Sept 30,     Nine Months Ended Sept 30,
                                                   2006            2005            2006           2005
                                              ------------------------------  ------------------------------
Revenues                                      $       5,121   $      18,575   $     107,618   $      59,792
                                              --------------  --------------  --------------  --------------

Expenses:
    Selling, general and administrative              74,632         103,931         272,784         384,048
                                              --------------  --------------  --------------  --------------

        Total operating expense                      74,632         103,931         272,784         384,048
                                              --------------  --------------  --------------  --------------

        Operating loss                              (69,511)        (85,356)       (165,166)       (324,256)

Other income (expense)
    Interest expense                                   (719)           (330)         (2,996)         (8,686)
                                              --------------  --------------  --------------  --------------

Net loss                                      $     (70,230)  $     (85,686)  $    (168,162)  $    (332,942)
                                              ==============  ==============  ==============  ==============

Net loss per basic and diluted common share   $      (0.001)  $      (0.002)  $      (0.003)  $      (0.007)
                                              ==============  ==============  ==============  ==============

Weighted average common shares
    outstanding - basic and diluted              49,905,648      44,768,025      49,905,648      44,871,760
                                              ==============  ==============  ==============  ==============

   The accompanying notes are an integral part of these financial statements.

                                SUBJEX CORPORATION
                             STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                       Nine Months Ended Sept 30,
                                                          2006           2005
                                                      -------------  -------------
Cash flow from operating activities:
    Net loss                                          $   (168,162)  $   (332,942)
    Adjustments to reconcile net loss to
        net cash flows used in operating activities:
            Depreciation                                     5,929         (6,129)
            Amortization prepaid expense                    19,668              -
            Non cash stock compensation expenses                 -         70,129
    Changes in operating assets and liabilities:
        Accounts receivable                                    150           (150)
        Prepaid expenses                                    (5,000)       (16,666)
        Accounts payable                                   (10,032)        21,114
    Accrued expenses:
        Payroll and payroll taxes                          (57,440)       (32,365)
        Accrued interest                                     2,156              -
        Other accrued expenses                               6,483         24,135
                                                      -------------  -------------

    Net cash used in operating activities                 (206,248)      (272,874)
                                                      -------------  -------------


Cash flow from investing activities:
    Purchase of property and equipment                      (1,447)       (10,546)
                                                      -------------  -------------

    Net cash used in investing activities                   (1,447)       (10,546)

Cash flow from financing activities:
    Proceeds from issuance of capital stock                177,500        221,300
    Proceeds from stock subscriptions                       17,500            200
    Proceeds from subordinated convertible note            120,000              -
    Principal payments on long-term debt                    (2,484)          (990)
                                                      -------------  -------------

    Net cash provided by financing activities              312,516        220,510
                                                      -------------  -------------


Increase (decrease) in cash                                104,821        (62,910)
Cash at beginning of period                                  2,215         62,952
                                                      -------------  -------------

Cash at end of period                                 $    107,036   $         42
                                                      =============  =============

Supplemental cash flow information:
    Cash paid for interest                            $          -   $          -
                                                      =============  =============
    Cash paid for income taxes                        $          -   $          -
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

Note 3.  Going Concern

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities and commitments in the normal course of operations. Since inception, the Company has incurred losses of $5,100,308 and has a working capital deficit of $251,578 as of September 30, 2006. These issues raise substantial doubt about the Company's ability to continue as a going concern.

The Company has sought equity financing to fund its working capital needs. Failure of the Company to generate continued revenue could result in the company to continue as a going concern. No estimate can be made of the range of loss that is reasonably possible should the Company be unsuccessful.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

Note 4.  Payroll and Payroll Taxes

In March 2004, the Company agreed to a payment plan with the IRS related to employee payroll withholdings and payroll taxes in which the Company did not pay from October 1, 2000 through June 30, 2003 aggregating approximately $88,000 at December 31, 2003. This liability is included in accrued expenses - payroll and payroll taxes. The payment plan required 24 monthly installments of $2,000 beginning April 15, 2004 and ending March 15, 2006. As of September 30, 2006, the Company paid $24,450.06 and was working with the IRS to determine the resolution for final payment which totaled $53,879.06 at September 30, 2006.
The amount owed to the IRS was paid in full in October, 2006; the IRS lifted a federal tax lien on the Company's property.


Note 5. Stockholders' Deficit

During the quarter ending September 30, 2006, the Company issued 550,000 shares of common stock. During the quarter ended March 31, 2006, 250,000 shares were added due to common shares outstanding for shares issued in prior years but not accounted for properly by our previous transfer agent.

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

Description of Business

Overview

Subjex Corporation is an innovative Artificial Intelligence Development Company. The products, SubjexCSR, SubjexME facilitate meaningful text-based humanlike conversations with website visitors thereby reducing customer service cost, while SubjexFMS forecasts the DJIA with a current accuracy of over 80%. The Company has also expanded its corporate goals to include possible acquisitions or licensing of profitable businesses and business models that are synergistically compatible with its core technology.

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

The software called SubjexFMS ("Forecast Market Software") is an Artificial Intelligence trade-timing and index forecasting engine built on a similar Neural Network structure as Subjex dialogue technology. The system takes daily "snapshots" of various economic indicators such as Prime Rate, Oil prices, Dow performance and other indices as input and outputs a very accurate short term forecast of the Dow Jones Industrial Average.


Trademarks and Patents

The Company holds trademarks and patent protection for most of its business that management feels are relevant to protect the company interests.

Environmental Compliance

The Company believes it is in compliance with all current federal and state environmental laws.

Employees

The Company had two full-time employees on September 30, 2006. The Company's employees are not represented by any labor unions. The Company considers its relations with its employees to be very good.

Competition

The Company is aware of other companies selling solutions that appear to be similar to Subjex; however management is not aware of any companies that are selling the same solution as we have designed. Management believes that while some companies may have greater resources than Subjex, we have superior products.

Recent Developments

Operating expenses have decreased for the same quarter of the previous year due to the lowering of operational debt. Operating expenses for the quarter ending September 30, 2005 were $103,931 compared to the quarter ending September 30, 2006 which was $74,632. The quarter ending September 30, 2005 the Company had received $18,575 in revenue whereas the quarter ending September 30, 2006 revenue was $5,121. This decrease in revenue is due to lack of sales resources. To cover operational expenses the Company completed equity financing.

The Company's cash balances are enough to meet its operational needs. However this is due to the Company adjusting its operations to meet its operational cash. As sales continue, the Company expects future operational cash requirements to increase to accommodate growth. The Company's use of the automation tools for sales, training and installation (i.e. delivery) of the Company's products allows us to operate efficiently, and use less operational cash than without such tools. Management believes this will give us a further advantage in the marketplace.

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

None.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

It is acknowledged that any sale or substantial restructuring of the Company will require a stockholders vote. No matters were submitted to the vote of the Company's stockholders in this quarter. However a Shareholder meeting was convened on October 18, 2006 (see Item 6)

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


On September 1, 2006 the following 8-K report was filed:

On Sept 1, 2006 a material event occurred which was not made in the ordinary course of Subjex Corporation business thus prompting an 8-K filing with the SEC. It was announced that Ronald N. Silberstein, CPA, PLLC, 30201 Orchard Lake Road, Suite 150, Farmington Hills, Michigan 48334 became Subjex Corporation's new independent auditor and certifying accountant. This filing completes Subjex Corporation's obligations as it relates to the filing requirements of an 8-K filing as defined by the SEC.

On October 11, 2006 the following 8-K was filed:

On October 10, 2006 an event occurred which was not made in the ordinary course of Subjex Corporation business thus prompting an 8-K filing with the SEC. An Annual Meeting of Shareholders was scheduled for 7:00 P.M. (Central Time) in Savage MN. This meeting was open to All Shareholders of Record and Shareholder Proxy Holders qualified to vote on matters brought forth at the meeting. The meeting was not able to be held because a Quorum did not exist. The actual voting shares counted was 21,804,569 and the amount needed to hold the Annual Meeting of Shareholders was 24,952,824 therefore the meeting was adjourned. This filing completes Subjex Corporations obligations as it relates to the filing requirements of an 8-K filing as defined by the SEC.

On October 23, 2006 the following 8-K was filed:

On October 18, 2006 an event occurred which was not made in the ordinary course of Subjex Corporation business thus prompting an 8-K filing with the SEC. An Annual Meeting of Shareholders was rescheduled for 7:00 P.M. (Central Time) October 18, 2006 in Savage MN. This meeting was open to All Shareholders of Record and Shareholder Proxy Holders qualified to vote on matters brought forth at the meeting. The meeting was able to be held because a Quorum did exist. The actual voting shares counted were 29,101,353 and the amount needed to hold the Annual Meeting of Shareholders was 24,952,825 therefore the meeting went forward. All of management's proposals were approved by well over 95%. The following agenda was presented and approved.

1. To set the number of directors at three (3) members and elect each director to a term of three years from the date of the annual meeting. a. Andrew D Hyder, b. Brian K Ahern and c. Sharon R Hyder.
The motion was passed with 28,059,753 votes.

2. To authorize the Board of Directors to update and revise the Company's Stock Option and Grant program, originally adopted on August 17, 1999.
The motion was passed with 27,342,753 votes.

3. To authorize the Board of Directors to file with the Minnesota Secretary of State for an increase in the number of Authorized Shares from the current 50,000,000 to 100,000,000.
The motion was passed with 28,072,753 votes.

4. To transact such other business as may properly come before the Annual Meeting and any adjournments or postponements thereof.
The motion was passed with 28,692,753 votes.

This filing completes Subjex Corporations obligations as it relates to the filing requirements of an 8-K filing as defined by the SEC.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.

SUBJEX CORPORATION
Date:  November 8, 2006

NAME                    TITLE
/s/ Andrew D. Hyder     President and Chief Executive Officer,

Exhibit Index
Exhibit 31.1  Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1  Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002