Form 10KSB
period 2006-12-31
SUBJEX CORP
filed 2007-04-16
CIK 1107699

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

             ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
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

The aggregate market value of the voting stock held by non-affiliates of the registrant on April 12, 2007 was approximately $22,570,881 based on the closing sale price as reported on OTCBB for the registrant's common stock on April 12, 2007

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

68,396,611 shares of registrant's common stock, no par value were outstanding on April 12, 2007.

                                        SUBJEX CORPORATION
                                           FORM 10-KSB
                                   YEAR ENDED DECEMBER 31, 2006

                                              INDEX

ITEM                                                                                         PAGE
                                              PART I

1.    Description of Business                                                                   3
2.    Description of Property                                                                   4
3.    Legal Proceedings                                                                         4
4.    Submission of Matters to a Vote of Security Holders                                       4

                                             PART II

5.    Market for Registrant's Common Equity and Related Stockholder Matters                     5
6.    Management's Discussion & Analysis of Financial Condition and Results of Operations       6
7.    Financial Statements                                                                      6
8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure      6

                                             PART III

9.    Directors, Executive Officers, Promoters and Control Persons, Compliance with Section
      16(a) of the Exchange Act.                                                                7

10.   Executive Compensation                                                                    8
11.   Security Ownership of Certain Beneficial Owners and Management and Related to
      Shareholder Matters.                                                                      8
12.   Certain Relationships and Related Transactions                                            9
13.   Exhibits and Reports on Form 8-K                                                          9
14.   Principal Accountant Fees and Services.                                                  16

      Signatures                                                                               16
      Financial Statements                                                                     17

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

OVERVIEW

Subjex Corporation is an innovative developer of Artificial Intelligence software products for the Capital Markets and E-commerce. The flagship product, SubjexFMS is an intelligent software product that forecasts the DJIA, the XAU, the DJT and the US dollar Index so that subscribers, when "plugged into" the software, can find capital appreciation with a third party investment account. The forecasting engines' objective is to provide accurate next day forecasts, long or short, allowing clients to take market neutral profits via short term trades. SubjexFMS is not a Mutual Fund or a brokerage service; it is software that clients subscribe to and use for their trading. SubjexFMS is based upon a proprietary Artificial Intelligence trade timing engine invented by Andrew Dean Hyder. The Subjex Corporation license of FMS is to facilitate its mission is to give value to our client base while providing clear-continuous revenue and profit growth for our investor base.

TRADEMARKS AND PATENTS

The Company holds trademarks and patent pending protection for most of its business that management feels are relevant to protect the company interests.

ENVIRONMENTAL COMPLIANCE

The Company believes it is in compliance with all current federal and state environmental laws.

EMPLOYEES

The Company currently has 3 full-time employees and 3 full-time consultants. The
Company's employees are not represented by any labor unions.   The Company
considers its relations with its employees to be outstanding.

COMPETITION

The Company is aware of other companies selling solutions that appear to be similar to Subjex; however management is not aware of any companies that are selling the same solutions as we have designed. In addition management continues to market it products to small businesses, small qualified investors and institutions. The Company believes that its solutions are more effective than its competition. Management believes that while some companies may have greater resources than Subjex, we have superior products which continue to grow in power and client usage.

RECENT DEVELOPMENTS

In mid 2006, Subjex Corporation recognized what it considered to be breach of contract by "FarSuperior" and its management. Because Subjex Corporation management did not receive domain names, usable code, or trademarks as promised, the Company could not execute its plan as made public in 2005 and 2006. Therefore according to necessary contractual procedure the Company canceled its contract with the "FarSuperior" party. SubjexCSR sales made to clients in early 2006 by "FarSuperior" management were refunded to those clients as a result of the Subjex Corporation's inability to deliver what was promised by "FarSuperior" management.

In October 2006 Subjex Corporation announced that it has begun to license a significant new software technology. The software called SubjexFMS ("Forecast Market Software") is an Artificial Intelligence trade-timing and index forecasting engine built on a similar Neural Network structure as Subjex's dialogue technology. The timing and early release of this technology was necessary for the Company's survival efforts due to a lack of revenue and damage in reputation it sustained from failed business with

"FarSuperior" management. Currently the Company is involved in the mediation process outlined in its agreement with "FarSuperior" management to seek compensation for damages.

SubjexFMS has proven to be successful in terms of meeting its objectives for its clients. The company has recently contracted with Individual investors and clients to use SubjexFMS and to introduce the FMS software to other prospective customers. While the performance of SubjexFMS has been exceptional in terms of percentage return for clients, new client growth has been slow due to marketing financial constraints. These constraints are due to management's unwillingness to dilute the Company with the sale of stock. Instead, management has elected to grow the business model with revenues. The Company has completely stopped its reliance on the sale of its stock to raise money for operations. With many cost saving measures in place since 2002, and our increase in revenues in 2007, management feels that the Company will stay profitable on an ongoing basis. Management believes it has enough funds on hand along with revenues for not only operations, but for continued growth of the Subjex Corporation business model.

The Company continues to seek strategic partners for its other software properties such as SubjexCSR.

ITEM 2:  DESCRIPTION OF PROPERTY

The Company's principal office is located at 3245 Hennepin Ave S Suite 1 Minneapolis, MN 55408, occupying approximately 1,000 square feet and utilized entirely for office space. The lease is month to month. The space is not rented under a written lease. Management believes that comparable office space is readily available however the idea of buying a property is being entertained at present.

ITEM 3:  LEGAL PROCEEDINGS

There were no other legal proceedings pending or, to the Company's knowledge, that would be material to the financial position of the Company.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In 2006 the Company brought to the Shareholders several items to vote .This meeting was open to All Shareholders of Record and Shareholder Proxy Holders qualified to vote on matters brought forth at the meeting. The following agenda was presented and approved.

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

4. To transact such other business as may properly come before the Annual Meeting and any adjournments or postponements thereof.
All items passed and were adopted as outlined.

                                     PART II

ITEM 5:   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          (a)  MARKET INFORMATION

The Company's Common Stock is traded on the Over the Counter Bulletin Board
since January 2000 under the symbol "PGBN".   The Company changed it ticker
symbol in 2003 to "SBJX". Its high and low sales prices of common stock in 2006 were $0.11 and $0.02, respectively. Since the Company is not NASDAQ qualified, these prices are inter-dealer prices and may not reflect actual value or transactions.

Price per Share - Calendar Year 2006

-----------------------------------
Quarter             High      Low
---------------  ---------  -------
First            $     .11      .03
---------------  ---------  -------
Second           $     .07      .02
---------------  ---------  -------
Third            $     .04      .02
---------------  ---------  -------
Fourth           $     .08      .03
-----------------------------------

Price per Share - Calendar Year 2005

-----------------------------------
Quarter             High      Low
---------------  ---------  -------
First            $    0.16     0.10
---------------  ---------  -------
Second           $    0.13     0.05
---------------  ---------  -------
Third            $    0.08     0.03
---------------  ---------  -------
Fourth           $    0.05     0.03
-----------------------------------

On December 31, 2006 there were 280 holders of the Company's outstanding 64,051,737 shares of common stock.

     (a)  DIVIDENDS

The Company has not paid dividends on its common stock and may not do so in 2007 although it is the company's intention to pay dividends, there is no assurance that any dividends will be paid in the future. Any earnings in 2007 may be utilized to invest in projects intended to build the Company's sales base, to buy back its own stock, for paying dividends or to reinvest into FMS.

     (b)  RECENT SALES OF UNREGISTERED SECURITIES

The following discussion describes all securities sold by the Company during the past year without registration. In 2006 the Company sold common stock in the amount of 13,076,089 shares to fund basic operations. The Company also issued common stock in the amount of 1,500,000 shares to employees and consultants as compensation. The Company did not use underwriters, and all securities were sold by the Company. The Company did not make any public offerings of any securities; all sales were private, to accredited individuals only. The securities were sold for cash at 0.01 to 0.055 cents per share with a no par value. There were no underwriting discounts or commissions paid on these securities.

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

The net offering proceeds to the Company was $474,425 which the Company used for the payment of employees' salaries, office rent, purchase of equipment, repayment of indebtedness, and working capital. There were no indirect payments to directors, officers, or their associates; to persons owning ten (10) percent or more of any class of equity securities of the issuer; and to affiliates of the issuer; or direct or indirect payments to others for monies raised.

ITEM 6: MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company decreased its operating expenses to $456,267 in 2006 compared to $527,990 in 2005. The Company decreased its spending in 2006 slightly due to its new marketing approach.

The Company generated revenues of $114,752 and $72,958 in 2006 and 2005, respectively. Most of the revenue in 2006 was generated from SubjexCSR revenue. Revenue levels by themselves were not sufficient to sustain the Company's operations in 2006; therefore funds were raised from the sale of common stock to the Company's investor base to meet its financial needs. The Company used a "just-in-time" funding method, in an effort to hold off dilution of its stock, by not raising more funds than necessary while its stock price was low.

The Company does not expect to raise additional capital from the issuance of common stock for operations. However the Company is currently considering the sale of common stock for its direct usage in SubjexFMS for the direct benefit of Subjex Corporation. This funding is expected to bring the Company sizeable revenue gains and is the only stock sale dilution being considered at this time.

Factors that may affect the Company's operating results include the continued success of marketing efforts and potential mergers or acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

The accumulated deficit from inception to December 31, 2006 was $5,280,776. To date, most of the operations of the Company have depended on monies raised through the issuance of common stock. However management believes it has enough funds on hand along with revenues to sustain operations on a going forward basis.

The Company is now focused on its use of capital resources which support enhancement of sales growthManagement is also developing further plans with its Finders network and systems to increase the growth curve in the Company's profit margin. It is managements desire to hold expenditures to a minimum by means of the Company's reliance on it own software solutions. The Company will use its profits to further grow its market share, start its dividend program, and additionally buy back its stock. This stock buy back program is intended to support the public stock price and build a stock reserve for future use in possible acquisitions or as security in debt financing. Any proceeds from debt financing will be used in the Company's own FMS implementation to further build its revenues.

ITEM 7: FINANCIAL STATEMENTS

The financial statements of the Company are included herein following the signatures.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

(a)  CONTROLS AND PROCEDURES.

The Company has in place two staff members that daily review all accounts and figures (accounting systems) that pertain to accounting and the financial condition of the company. This includes banking, accounts payable, stocks etc. One additional employee handles the accounts receivable only. These are then forwarded to an out of house accounting firm who does all our accounting on Quick Books. Our staff and the accounting firm are in contact on a daily basis. The accounting firm is owned by Sharon Hyder, a member of our board of directors and the mother of the CEO, Andrew Hyder. Management believes that the fees paid to the accounting firm are equivalent to those that would be paid for similar services in an arm's length transaction.

Since the Company does not have an audit committee, its Board of Directors oversees the responsibilities of the audit committee. The Board is fully aware that there is not a clear segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, the board has determined that considering the employees involved the control procedures in place, risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties does not justify the expenses associated with such increases at this time. As the Company further grows it operations, management expects to modify its Controls and Procedures as necessary to maintain compliance with applicable law.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                                   MANAGEMENT

     The executive officers and Directors of the Company are as follows:

--------------------------------------------------------
Name                  Age              Position
------------------  -------  ---------------------------
Andrew D Hyder         40    Chief Executive Officer
                             President
                             Chairman of the Board
--------------------------------------------------------

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

Andrew has a firm grasp of modern technologies as applied to corporate infrastructure and what it takes to build a successful public technology organization. At Subjex, he is responsible for the vision and direction of the corporation and supervision and leadership of the Company's Artificial Intelligence research and development. As is apparent in Mr. Hyder's actual historical salary noted below along with his relatively small stock ownership position in the company he has made extensive personal sacrifice to insure the success of the company.

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

ITEM 10:  EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE

The following table sets forth the compensation earned in certain fiscal years by the Company's Chief Executive Officer.

                                            Other
Name                     Year  Salary   Compensation
-----------------------  ----  -------  -------------
Andrew D Hyder           2006  $40,008
-----------------------  ----  -------  -------------
Director, President      2005  $32,418
-----------------------  ----  -------  -------------
Chief Executive Officer  2004           $      38,292
-----------------------  ----  -------  -------------
                         2003  $17,083
-----------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of December 31, 2006 by: (i) each Director of the Company, (ii) each Named Executive Officer (iii) all Directors and executive officers of the Company as a group and (iv) each person or entity known by the Company to own beneficially more than five percent of the Company's Common Stock. The address of each of the following shareholders is the same as the Company.

                            Amount and Nature  Percent of
Name of Beneficial Owner        of Owner          Class
--------------------------  -----------------  -----------
Andrew D Hyder                      3,724,643         5.5%
--------------------------  -----------------  -----------
All Directors and Officers          1,148,783         1.7%
----------------------------------------------------------

     (1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes generally voting power and/or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of December 31, 2006 ("Currently Exercisable Options") are deemed outstanding for computing the beneficial ownership percentage of the person holding such options but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, the persons named in the table above have the sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

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

Equity Compensation Plan Information
----------------------------------------------------------------------------------------------
Plan Category           Number of Securities to  Weighted average      Number of securities
                        be issued upon exercise  exercise price of     remaining available for
                        of outstanding options,  outstanding options,  future issuance under
                        warrants and rights      warrants and rights   equity compensation
                                                                       plans
----------------------  -----------------------  --------------------  -----------------------
Equity compensation     1,393,500                .17                   1,106,500
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
EXHIBITS.
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 8-K

                                 CURRENT REPORT
     PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                January 18, 2006
                 Date of Report (Date of earliest event reported

                               Subjex Corporation
             (Exact name of registrant as specified in its charter)

             Minnesota                  0-29711             41-1596056
    (State or other jurisdiction      (Commission         (IRS Employer
         of Incorporation)            File Number)      Identification No)

5720 Smetana Drive, Suite 325 Minnetonka, MN                  55343
(Address of principal executive offices)                   (Zip Code)

                                 (952) 931-0501
              (Registrant's telephone number, including area code)
         (Former name or former address, if changed since last report.)

Check the appropriate box below if the Form 8-K filing is intended to simultaneously satisfy the filing obligation of the registrant under any of the following provisions (see General Instruction A.2. below):
[ ] Written communications pursuant to Rule 425 under the Securities Act (17 CFR 230.425)
[ ] Soliciting material pursuant to Rule 14a-12 under the Exchange Act (17 CFR 240.14a-12)
[ ] Pre-commencement communications pursuant to Rule 14d-2(b) under the Exchange Act (17 CFR 240.14d-2(b))
[ ] Pre-commencement communications pursuant to Rule 13e-4(c) under the Exchange Act (17 CFR 240.13e-4(c))

A. REPORT.

ITEM 2.01 COMPLETION OF ACQUISITION OR DISPOSITION OF ASSETS.

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

Operational requirements of the two parties will include working together to continue to execute on the Fartsuperior.com business model and SubjexCSR/ME sales systems. Subjex Corporation will gradually take over technical operations of the Farsuperior web properties and integrate them with its other operations. The material terms of the closing and acquisition agreement are performance based. Farsuperior management will receive a declining percentage of revenue generated from its sales that it generates over 4 years and warrant options based upon performance. Revenue percentages do not include sales Subjex Corporation earns out side of the Farsuperior business model. In year one this percentage will be 25% of revenues generated from Farsuperior; year 2 will be 20%; year 3 will be 10% and year 4 will be 5%. Subsequent years will pay nothing to Farsuperior management LLC as Subjex Corporations obligations relating to cash pay outs will be fulfilled. This filing completes Subjex Corporations obligations as it relates to the filing requirements of an 8K filing as defined by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Subjex Corporation
 (Registrant)
By /s/ Andrew Hyder

(Signature)

Andrew Hyder, CEO (acting CFO)
January 18th 2006

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 8-K

                                 CURRENT REPORT
     PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                February 20, 2006
                 Date of Report (Date of earliest event reported

                               Subjex Corporation
             (Exact name of registrant as specified in its charter)

             Minnesota                   0-29711            41-1596056
    (State or other jurisdiction      (Commission         (IRS Employer
         of Incorporation)            File Number)      Identification No)

5720 Smetana Drive, Suite 325 Minnetonka, MN                  55343
(Address of principal executive offices)                   (Zip Code)

                                 (952) 931-0501
              (Registrant's telephone number, including area code)
         (Former name or former address, if changed since last report.)

Check the appropriate box below if the Form 8-K filing is intended to simultaneously satisfy the filing obligation of the registrant under any of the following provisions (see General Instruction A.2. below):
[ ] Written communications pursuant to Rule 425 under the Securities Act (17 CFR 230.425)
[ ] Soliciting material pursuant to Rule 14a-12 under the Exchange Act (17 CFR 240.14a-12)
[ ] Pre-commencement communications pursuant to Rule 14d-2(b) under the Exchange Act (17 CFR 240.14d-2(b))
[ ] Pre-commencement communications pursuant to Rule 13e-4(c) under the Exchange Act (17 CFR 240.13e-4(c))

A. REPORT.

ITEM 5.02 DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS.

On February 20, 2006 a material event occurred which was not made in the ordinary course of Subjex Corporation's business thus prompting an 8k filing with the SEC. Subjex Corporation's board of directors had made two additions to the board of directors. The addition to the board of directors was Brian K. Ahern, and Sharon R. Hyder. Both Mrs. Hyder and Mr. Ahern have been long time consultants with Subjex Corporation.

In addition to being the CEO's mother, Sharon R. Hyder holds a Bachelor of Arts in Business and Accounting, and an MBA in Business and Finance. Her extensive industry certifications and IRS/tax/audit training make her well suited for board membership with an impressive background in public private and academic work.

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



SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Subjex Corporation
 (Registrant)
By /s/ Andrew Hyder

(Signature)
Andrew Hyder, CEO (acting CFO)
February 22th 2006

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 8-K

                                 CURRENT REPORT
     PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  June 28, 2006
                 Date of Report (Date of earliest event reported

                               Subjex Corporation
             (Exact name of registrant as specified in its charter)

             Minnesota                   0-29711            41-1596056
    (State or other jurisdiction      (Commission         (IRS Employer
         of Incorporation)            File Number)      Identification No)

3010 Hennepin Ave S Suite 297, Minneapolis MN                 55408
(Address of principal executive offices)                   (Zip Code)

                                 (952) 931-0501
              (Registrant's telephone number, including area code)

                  5720 Smetana Dr Suite 325 Minnetonka MN 55343
         (Former name or former address, if changed since last report.)

Check the appropriate box below if the Form 8-K filing is intended to simultaneously satisfy the filing obligation of the registrant under any of the following provisions (see General Instruction A.2. below):
[ ] Written communications pursuant to Rule 425 under the Securities Act (17 CFR 230.425)
[ ] Soliciting material pursuant to Rule 14a-12 under the Exchange Act (17 CFR 240.14a-12)
[ ] Pre-commencement communications pursuant to Rule 14d-2(b) under the Exchange Act (17 CFR 240.14d-2(b))
[ ] Pre-commencement communications pursuant to Rule 13e-4(c) under the Exchange Act (17 CFR 240.13e-4(c))

A. REPORT.

ITEM 4.01 CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Subjex Corporation
 (Registrant)

By /s/ Andrew Hyder
(Signature)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 8-K

                                 CURRENT REPORT
     PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                September 5, 2006
                Date of Report (Date of earliest event reported)

                               Subjex Corporation
             (Exact name of registrant as specified in its charter)

             Minnesota                   0-29711            41-1596056
    (State or other jurisdiction      (Commission         (IRS Employer
         of Incorporation)            File Number)      Identification No)

3010 Hennepin Ave S Suite 297, Minneapolis MN                 55408
(Address of principal executive offices)                   (Zip Code)

                                 (952) 931-0501
              (Registrant's telephone number, including area code)
         (Former name or former address, if changed since last report.)

Check the appropriate box below if the Form 8-K filing is intended to simultaneously satisfy the filing obligation of the registrant under any of the following provisions (see General Instruction A.2. below):
[ ] Written communications pursuant to Rule 425 under the Securities Act (17 CFR 230.425)
[ ] Soliciting material pursuant to Rule 14a-12 under the Exchange Act (17 CFR 240.14a-12)
[ ] Pre-commencement communications pursuant to Rule 14d-2(b) under the Exchange Act (17 CFR 240.14d-2(b))
[ ] Pre-commencement communications pursuant to Rule 13e-4(c) under the Exchange Act (17 CFR 240.13e-4(c))

A. REPORT.

ITEM 4.01 CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

On Sept 1, 2006 a material event occurred which was not made in the ordinary course of Subjex Corporation business thus prompting an 8k filing with the SEC. It was announced that Ronald N. Silberstein, CPA, PLLC. 30201 Orchard Lake Road, Suite 150, Farmington Hills, Michigan 48334 became Subjex Corporation's new independent auditor and certifying accountant.

This filing completes Subjex Corporations obligations as it relates to the filing requirements of an 8K filing as defined by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Subjex Corporation
 (Registrant)

By /s/ Andrew Hyder
(Signature)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 8-K

                                 CURRENT REPORT
     PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                October 11, 2006
                 Date of Report (Date of earliest event reported

                               Subjex Corporation
             (Exact name of registrant as specified in its charter)

             Minnesota                   0-29711            41-1596056
    (State or other jurisdiction      (Commission         (IRS Employer
         of Incorporation)            File Number)      Identification No)

3010 Hennepin Ave S Suite 297, Minneapolis MN                 55408
(Address of principal executive offices)                   (Zip Code)

                                 (952) 931-0501
              (Registrant's telephone number, including area code)
         (Former name or former address, if changed since last report.)

Check the appropriate box below if the Form 8-K filing is intended to simultaneously satisfy the filing obligation of the registrant under any of the following provisions (see General Instruction A.2. below):
[ ] Written communications pursuant to Rule 425 under the Securities Act (17 CFR 230.425)
[ ] Soliciting material pursuant to Rule 14a-12 under the Exchange Act (17 CFR 240.14a-12)
[ ] Pre-commencement communications pursuant to Rule 14d-2(b) under the Exchange Act (17 CFR 240.14d-2(b))
[ ] Pre-commencement communications pursuant to Rule 13e-4(c) under the Exchange Act (17 CFR 240.13e-4(c))

A. REPORT.

ITEM 8.01 OTHER EVENTS

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Subjex Corporation
 (Registrant)
By /s/ Andrew Hyder
(Signature)
Andrew Hyder, CEO (acting CFO)
October 11th 2006

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 8-K

                                 CURRENT REPORT
     PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                October 23, 2006
                 Date of Report (Date of earliest event reported

                               Subjex Corporation
             (Exact name of registrant as specified in its charter)

             Minnesota                   0-29711            41-1596056
    (State or other jurisdiction      (Commission         (IRS Employer
         of Incorporation)            File Number)      Identification No)

3010 Hennepin Ave S Suite 297, Minneapolis MN                 55408
(Address of principal executive offices)                   (Zip Code)

                                 (952) 931-0501
              (Registrant's telephone number, including area code)
         (Former name or former address, if changed since last report.)

Check the appropriate box below if the Form 8-K filing is intended to simultaneously satisfy the filing obligation of the registrant under any of the following provisions (see General Instruction A.2. below):
[ ] Written communications pursuant to Rule 425 under the Securities Act (17 CFR 230.425)
[ ] Soliciting material pursuant to Rule 14a-12 under the Exchange Act (17 CFR 240.14a-12)
[ ] Pre-commencement communications pursuant to Rule 14d-2(b) under the Exchange Act (17 CFR 240.14d-2(b))
[ ] Pre-commencement communications pursuant to Rule 13e-4(c) under the Exchange Act (17 CFR 240.13e-4(c))

A. REPORT.

ITEM 8.01 OTHER EVENTS

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Subjex Corporation
 (Registrant)
By /s/ Andrew Hyder
(Signature)
Andrew Hyder, CEO (acting CFO)
October 23rd  2006

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors of the Company selected Ronald N. Silberstein, CPA, PLLC, with offices in Farmington Hills, Michigan and Las Vegas, Nevada, to audit the
Company's financial statements for the year ended December 31, 2006.   Carver
Moquist & O'Connor, LLC (formerly known as Carver Moquist & Associates, LLC), certified public accountants with offices in Minneapolis, Minnesota, audited the Company's financial statements for the years ended December 31, 2005 and 2004. The following table details the fees billed by the independent auditors in the years ended December 31, 2006 and 2005.

------------------------------------------
                       2006        2005
------------------  ----------  ----------
Audit fees              29,127      17,600
------------------------------------------

No services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by Ronald N. Silberstein, CPA, PLLC or Carver Moquist & O'Connor, LLC. Furthermore, no work of Ronald N. Silberstein, CPA, PLLC or Carver Moquist & O'Connor, LLC with respect to its services rendered to the Company was performed by anyone other than Ronald N. Silberstein, CPA, PLLC or Carver Moquist & O'Connor, LLC.

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

SUBJEX CORPORATION
Date:  April 17, 2007

NAME                                    TITLE
/s/ Andrew D. Hyder                     President and Chief Executive Officer,

Exhibit Index
Exhibit 31.1   Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of
               2002
Exhibit 32.1   Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of
               2002

ITEM 7.  FINANCIAL STATEMENTS

                               SUBJEX CORPORATION
                              FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

                                TABLE OF CONTENTS
                                -----------------


Report of Independent Registered Public Accounting Firm
Financial Statements:

Balance Sheets

Statements of Operations

Statements of Shareholders' Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements


                     RONALD N. SILBERSTEIN, C.P.A., P.L.L.C.
                       30201 ORCHARD LAKE ROAD, SUITE 150
                        FARMINGTON HILLS, MICHIGAN 48334
                  TEL:  (248) 330-6226  -  FAX:  (248) 479-0578
                                 www.ronscpa.com
                  ____________________________________________

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Subjex Corporation
Minneapolis, Minnesota

We have audited the accompanying balance sheet of Subjex Corporation as of December 31, 2006 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Subjex Corporation as of December 31, 2006, and the results of its operations and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.


Ronald N. Silberstein, CPA, PLLC
Farmington Hills, Michigan
March 30, 2007

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


/s/ Carver Moquist & O'Connor, LLC

Bloomington, Minnesota
April 17, 2006

                                    SUBJEX CORPORATION
                                      BALANCE SHEETS


                                                            December 31,    December 31,
                                                                2006            2005
                                                           --------------  --------------
               ASSETS
               ------
Current Assets:
  Cash                                                     $      96,835   $       2,215
  Accounts receivable                                                  -             150
  Prepaid expenses                                                 8,395          19,045
                                                           --------------  --------------

    Total current assets                                         105,230          21,410

Property and Equipment, net                                       13,676          17,370
  Other Assets, net                                                8,101               -

    Total assets                                           $     127,007   $      38,780
                                                           ==============  ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current Liabilities:
  Short-term notes payable                                 $      58,634   $      32,150
  Subordinated convertible notes payable                          23,000          23,000
  Current portion of long -term debt                                   -           1,873
  Accounts payable                                                77,985          92,281
  Accrued expenses:
    Payroll and payroll taxes                                     11,226         129,373
    Interest                                                      20,783          17,909
                                                           --------------  --------------

    Total current liabilities                                    191,628         296,586

Long-term Debt:
  Long-term debt, less current portion                                 -          20,611
                                                           --------------  --------------

    Total liabilities                                            191,628         317,197
                                                           --------------  --------------

Stockholders' Deficit:
  Common stock, no par or stated value;
    100,000,000 shares authorized: 64,051,737 and
    49,105,648 shares issued and outstanding at
    December 31, 2006 and December 31, 2005, respectively      5,216,155       4,624,730
  Subscription received                                                           29,000
  Accumulated deficit                                         (5,280,776)     (4,932,147)
                                                           --------------  --------------

Total stockholders' Deficit                                      (64,621)       (278,417)
                                                           --------------  --------------

    Total liabilities and stockholders' deficit            $     127,007   $      38,780
                                                           ==============  ==============

   The accompanying notes are an integral part of these financial statements.

                                SUBJEX CORPORTION
                            STATEMENTS OF OPERATIONS

                                                Years Ended December 31,
                                                  2006            2005
                                             ------------------------------
Revenues                                     $      114,752   $     72,958
                                             ---------------  -------------

Expenses:
  Selling, general and administrative               456,267        527,990
                                             ---------------  -------------

    Total operating expense                         456,267        527,990
                                             ---------------  -------------

    Operating loss                                 (341,515)      (455,032)

Other income (expense):

  Interest expense                                   (7,115)       (12,759)
                                             ---------------  -------------

Net loss                                     $     (348,630)  $   (467,791)
                                             ===============  =============

Net loss per basic and diluted common share  $        (0.01)  $      (0.01)
                                             ===============  =============

Weighted average common shares
  outstanding - basic and diluted                64,051,737     45,588,655
                                             ===============  =============

   The accompanying notes are an integral part of these financial statements.

                                   STATEMENT OF SHAREHOLDERS EQUITY (DEFICIT)
                                     YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                        Common Stock                              Shareholders'
                                                                                                     Equity
                                                                                   Accumulated
                                                           Shares       Amount       Deficit        (Deficit)
                                                        ------------  ----------  -------------  ---------------
BALANCE, January 1, 2005                                  42,558,096  $4,305,342  $ (4,464,356)  $     (159,014)

  Common stock issuance                                    5,523,267     254,409                        254,409
  Subscription received                                                   29,000                         29,000
  Common stock issuance for consulting services              500,000      50,000                         50,000

  Restricted stock compensation                              524,285      14,979                         14,979

  Net Loss                                                                            (467,791)        (467,791)

                                                        ------------  ----------  -------------  ---------------
BALANCE, December 31, 2005                                49,105,648   4,653,730    (4,932,147)        (278,417)

  Common stock issuance                                   13,076,089     474,425                        474,425

  Common stock issuance for consulting services            1,000,000      55,000                         55,000

  Restricted stock compensation                              500,000      27,500                         27,500

  Stock added to outstanding due to found certificates       370,000           -                              -

  Payments received for stock issued in previous years             -       5,500                          5,500

  Net Loss                                                                            (348,629)        (348,629)

                                                        ------------  ----------  -------------  ---------------
BALANCE, December 31, 2006                                64,051,737  $5,216,155  $ (5,280,776)  $      (64,621)
                                                        ============  ==========  =============  ===============

   The accompanying notes are an integral part of these financial statements.

                                     SUBJEX CORPORTION
                                  STATEMENTS OF CASH FLOWS

                                                             Years Ended December 31,
                                                              2006              2005
                                                        ----------------  -----------------
Cash flows from operating activities:
  Net loss                                              $      (348,630)  $       (467,791)
  Adjustments to reconcile net loss to
  net cash flows from operating activities:
  Depreciation and amortization                                   7,999             10,761
  Restricted stock compensation expense                          27,500             14,979
  Non cash common stock issued for consulting services           55,000             50,000
  Changes in operating assets and liabilities:
  Accounts receivable                                               150               (150)
  Prepaid expenses                                               10,272            (17,045)
  Accounts payable                                              (14,296)            20,161
  Payroll and payroll taxes payable                            (118,147)            12,870
  Accrued interest                                                2,874              4,905
                                                        ----------------  -----------------

Net cash flows used in operating activities                    (377,278)          (371,310)
                                                        ----------------  -----------------

Cash flows from investing activities:
  Purchase of property and equipment                             (4,029)           (10,546)
                                                        ----------------  -----------------

Net cash flows used in investing activities                      (4,029)           (10,546)
                                                        ----------------  -----------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                        474,425            254,409
  Subscriptions received                                              -             29,000
  Proceeds from issuance of notes payable                             -             64,000
  Proceeds from subordinated note payable                             -                200
  Principal payments on long-term debt                                -            (26,490)
                                                        ----------------  -----------------

Net cash flows provided by financing activities                 474,425            321,119
                                                        ----------------  -----------------

Net increase (decrease) in cash and equivalents                  94,620            (60,737)
Cash and cash equivalents at beginning of year                    2,215             62,952
                                                        ----------------  -----------------

Cash and cash equivalents at end of year                $        96,835   $          2,215
                                                        ================  =================

   The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Past and Current Business
-----------------------------------

Subjex Corporation provided a software service, Subject CSR, through an ASP (application service provider) model. Customers can use the software online or by downloading it, and do not need to install it on their server. This software service is wrapped in a subscription model, and is billed monthly until customer cancellation.

In October 2006 Subjex Corporation announced that it has begun to license a significant new software technology. The software called SubjexFMS ("Forecast Market Software") is an Artificial Intelligence trade-timing and index forecasting engine built on a similar Neural Network structure as Subjex's dialogue technology. This flagship product, SubjexFMS is an intelligent software product that forecasts the DJIA, the XAU, the DJT and the US dollar Index so that subscribers, when "plugged into" the software, can find capital appreciation with a third party investment account. The forecasting engines' objective is to provide accurate next day forecasts, long or short, allowing clients to take market neutral profits via short term trades. SubjexFMS is not a Mutual Fund or a brokerage service; it is software that clients subscribe to and use for their trading. SubjexFMS is based upon a proprietary Artificial Intelligence trade timing engine invented by Andrew Dean Hyder. The Subjex Corporation license of FMS is to facilitate its mission is to give value to our client base while providing clear-continuous revenue and profit growth for our investor base.

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

Cash  Deposits  in  Excess  of  Federally  Insured  Limits
----------------------------------------------------------

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The balances are insured by the Federal Deposit Insurance Company up to $100,000. At December 31, 2006 the Company had no uninsured cash balances.

Cash  and  Cash  Equivalents
----------------------------

The Company considers highly liquid investments with original maturity of three months or less when purchased to be cash equivalents.

Segment Reporting
-----------------

The Company operates as one reporting segment.

Fair  Value  of  Financial  Instruments
---------------------------------------

The company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and notes payable, approximates fair value. Interest on the notes payable is payable at rates which approximate fair value.

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

The estimated useful lives are as follows:
-----------------------------------------
Computers & Equipment          3 to 5 yrs
-----------------------------  ----------
Furniture                      5 to 7 yrs
-----------------------------  ----------
Operations Equipment           5 yrs
-----------------------------------------

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

Research and Development
------------------------

Research and development costs, whether performed by the Company or by outside parties under contract, are charged to operations as incurred. The company incurred no R&D expenses during 2006 and 2005.

Software Development Costs
--------------------------

The Company capitalizes certain software development and production costs once technological feasibility has been achieved. Software development costs incurred prior to achieving technological feasibility are expensed as incurred.

The Company fully expensed the software maintenance incurred and there were no software development costs in 2006 and 2005.

Basic and Diluted Net Loss Per Share
------------------------------------

Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments, unless their effect is antidilutive, thereby reducing the loss or increasing the income per common share. The Company has granted options and warrants to purchase shares of common stock at various amounts per share. Those options and warrants were not included in the computation of diluted earnings per share because the Company incurred losses in both years. The inclusion of potential common shares in the calculation of diluted loss per share would have an antdilutive effect. Therefore, basic and diluted loss per share amounts are the same in each year presented.

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

For the years ended December 31, 2006 and 2005, we recorded no compensation expense pursuant to APB Opinion No. 25 and no options were granted.

No employee stock options were granted during 2006 and 2005.

Trade Accounts Receivable
-------------------------

Trade accounts receivable are recorded at the invoiced amount. The Company grants uncollateralized credit to customers, but requires deposits on unique orders. The Company reviews customers' credit history before extending unsecured credit. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts monthly or quarterly depending on the service offered the account. Past due balances over 90 days and over a specified dollar amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Comprehensive Income (Loss)
---------------------------

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income (loss) and its components which will be presented in association with the Company's financial statements. Comprehensive income
(loss) is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. For the years ended December 31, 2006 and 2005, net loss and comprehensive loss were equivalent.

Income Taxes
------------

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes which require the use of the liability method of accounting for income taxes. See Note 6.

Liquidity Going Concern and Subsequent events.
---------------------------------------------

The Company had a working capital deficit and recurring net losses from operations in 2006. These factors had created doubt in 2006 about the Company's ability to continue as a going concern. However, subsequent events in the first and second quarters of 2007 have substantially and significantly changed the outlook of the Company. The financial performance and operational data for the first quarter of 2007 indicate that the Company does have the ability to continue as a going concern and can operate without the intention or threat of liquidation for the foreseeable future. It is management's assertion based upon the operational performance of the first quarter of 2007 that the Company can in fact survive on current revenues; will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of operations.

In the last quarter of 2006 and the first quarter of 2007 the company substantially paid down most of its outstanding debt, leaving only necessary operational expenses of approximately $20,000 per month. With substantial funds mirroring FMS trades at the current and historical audited run/performance rate, the company is currently generating more than double the revenue necessary to cover its operational expenditures. This earnings ramp is expected to continue to grow at an exponential rate for foreseeable future. To further illustrate the changes which have taken place in 2007, consider that the Company began the year of 2007 with funds of $784,443 operating under FMS and closed the first quarter of 2007 with $2.6 million in client funds mirroring FMS trades. As of April 17th 2007 there were $3.5 million in client funds mirroring the trades. Further, there is no reason to expect that the current growth rate in new mirrored funds will slow down and every reason to expect it to continue to grow as fast or faster in the current and future quarters.

The Company also keeps all idle cash on hand and profits in its own FMS implementation with Rydex. The Company therefore receives 100% of the proceeds on this implementation, as apposed to receiving only 25% of the gains from its client's implantations of FMS. The results of these profits accounted for 17% of the Company revenue in the first quarter of 2007.

The ability of the Company to continue as a going concern is not in question from managements view based upon current operations. The Company is generating profits and cash flow from its operations that cover its operations. Management's plans do not include selling its equity securities or obtaining debt financing to fund its ongoing operations; however, the Company does plan on considering these options for further funding its own FMS implementation.

NOTE 2 - FIXED ASSETS

Property and equipment consisted of the following at December 31,
---------------------------------------------------
                                 2006       2005
-----------------------------  ---------  ---------
Office and Computer Equipment  $ 59,737   $ 55,433
-----------------------------  ---------  ---------
Furniture and Fixtures           13,176     13,176
-----------------------------  ---------  ---------
Accumulated Depreciation        (44,429)   (36,431)
-----------------------------  ---------  ---------
Impairment of Fixed Assets      (14,808)   (14,808)
-----------------------------  ---------  ---------
Property and Equipment, net    $ 13,676   $ 17,370
---------------------------------------------------

Depreciation and amortization expense on property and equipment was $ 7,998 and $10,761 for the years ended December 31, 2006 and 2005, respectively.

NOTE 3 - FINANCING ARRANGEMENTS

Short-Term  Notes  Payable
--------------------------

There were several short term notes that were obtained from shareholders and unrelated parties and are due at various dates through 2006. The interest rate on these notes is 10%.

Short-term notes payable consisted of the following:
---------------------------------------------
                              2006     2005
---------------------------  -------  -------
Shareholders                 $15,000  $16,650
---------------------------  -------  -------
Unrelated third parties        1,500   15,500
---------------------------  -------  -------
                             $16,500  $32,150
---------------------------------------------

Subordinated Notes Payable
--------------------------

The subordinated convertible notes payable are unsecured, bear interest at 10% and were due at various dates, with all currently being due. Due to cash flow difficulties the Company has been unable to repay these amounts. The outstanding balance at December 31, 2006 and 2005 is $23,000 and $23,000 respectively.

Long-Term  Debt
---------------

Long  term  debt  consisted  of  the  following  at  December  31:

------------------------------------------------------------
                                             2006     2005
-------------------------------------------  -----  --------
Equipment note, 25% interest.                $   -  $ 2,484
Principal
-------------------------------------------  -----  --------
Third party notes, 10% interest
due in 2007                                      -   20,000
-------------------------------------------  -----  --------
                                                 -   22,484
-------------------------------------------  -----  --------
Less current portion                             -   (1,873)
-------------------------------------------  -----  --------
                                             $   -  $20,611
------------------------------------------------------------

NOTE 4 - SHAREHOLDERS' EQUITY

Stock Options
-------------

During 1999, the Company adopted the Pagelab Network, Inc. Stock Option and Stock Award Plan (the Plan). The Plan permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended and nonqualified options, which do not meet the requirements of
Section 422.  A total of 2,500,000 shares have been reserved under the Plan.
All options will be granted at an exercise price not less than the fair market value of the common stock on the grant date according to the Plan provisions. The options granted to participants owning more than 10 percent of the Company's outstanding voting stock must be granted at an exercise price not less than 110 percent of fair market value of the common stock on that date. The options shall expire on the date determined by the Board of Directors, but not greater than 10 years from the grant date. No options were granted under the Plan during the years ended December 31, 2006 and 2005.

     A summary of outstanding options under the Plan as of December 31 is as follows:

                                2006                          2005
------------------------------------------------------------------------------
                                   Weighted                      Weighted
                               Average Exercise              Average Exercise
                     Shares          Price         Shares          Price
------------------  ---------  -----------------  ---------  -----------------
Outstanding at       142,500   $             .91   407,600   $     .75 to 1.10
beginning of yr
------------------  ---------  -----------------  ---------  -----------------
Canceled/Expired    (130,000)  $             .75  (265,100)  $            1.10
------------------  ---------  -----------------  ---------  -----------------
Outstanding at end    12,500   $             .83   142,500   $             .91
of year
------------------------------------------------------------------------------

All options were fully vested and have a have weighted average remaining contractual life of 1.02 years at December 31, 2006.

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

The Company issued detachable warrants with the sale of common stock to purchase 60,000 shares of common stock in December 2003. The warrants have a three year life and an exercise price of $0.25 per share. The Company issued warrants related to the sale of common stock during 2004. The warrants for 2,275,500 shares expired in 2006 and had an exercise an average exercise price of $0.13 per share.

A summary of outstanding warrants as of December 31 is as follows:

                                            2006                    2005
                                  -----------------------  ----------------------
                                                Weighted-               Weighted-
                                                Average                 Average
                                                Exercise                Exercise
                                    Shares       Price       Shares      Price
                                  -----------  ----------  ----------  ----------
Outstanding at beginning of year   2,376,500   $      .16  3,235,200   $      .18
Granted                                  - -          - -    101,500          .40
Exercised                                - -          - -        - -          - -
Canceled/Expired                  (2,275,500)         .13   (960,200)         .23
                                  -----------  ----------  ----------  ----------
Outstanding at end of year           101,000   $      .16  2,376,500   $      .16
                                  ===========  ==========  ==========  ==========

All warrants were fully vested and have a have weighted average remaining contractual life of 1.13 years at December 31, 2006.

NOTE 5 - INCOME TAXES

                         2006              2005
------------------------------------------------------
                    Amount      %      Amount      %
----------------  ----------  -----  ----------  -----
Expected Federal  $(118,300)  (34%)  $(157,800)  (34%)
----------------  ----------  -----  ----------  -----
Expected State      (13,900)   (4%)    (18,600)   (4%)
----------------  ----------  -----  ----------  -----
Valuation
allowance           132,200     38%    176,400     38%
----------------  ----------  -----  ----------  -----
Total             $       -     - %  $       -     - %
----------------  ----------  -----  ----------  -----

The Company has a net operating loss carry forward totaling approximately $4,280,000 at December 31, 2006 that can be used to offset future taxable income. Due to the uncertainty of the Company's future taxable income, a valuation allowance has been established. The following is a listing of the Company's net deferred tax assets as of December 31:

--------------------------------------------------------------
                                        2006          2005
----------------------------------  ------------  ------------
Deferred tax asset relating to net  $ 1,349,200   $ 1,217,000
operating loss carry-forwards
----------------------------------  ------------  ------------
Valuation allowance                  (1,349,200)   (1,217,000)
----------------------------------  ------------  ------------
Net deferred tax asset                        0             0
--------------------------------------------------------------

At December 31, 2006, the Company has federal net operating loss carry forwards as follows:

                   Federal
----------------------------
2019                  49,000
----------------  ----------
2020               1,010,000
----------------  ----------
2021               1,051,000
----------------  ----------
2022                 778,000
----------------  ----------
2023                 300,000
----------------  ----------
2024                 280,000
----------------  ----------
2025                 464,000
----------------  ----------
2026                 348,000
----------------  ----------
                  $4,280,000
----------------------------

NOTE 6- STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of Statement of
          ---------------  -----------
Financial Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123
(R)"), which is a revision of SFAS No. 123. SFAS No. 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all new share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure of the fair value of new share-based payments is no longer an alternative to financial statement recognition.

Prior to 2006, the Company accounted for its employee stock option plans under
               -----------
the intrinsic value method, in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Compensation expense related to the granting of employee stock options is recorded over the vesting period only, if, on the date of grant, the fair value of the underlying stock exceeds the option's exercise price. The Company had adopted the disclosure-only
                         -----------
requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", which allowed entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma net income and pro forma income per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

NOTE 7 - SUPPLEMENTAL CASH FLOWS INFORMATION
Supplemental disclosure of cash flow information.

                                       2006      2005
--------------------------------------------------------
Cash paid during year for interest  $       -  $     300
----------------------------------  ---------  ---------

----------------------------------  ---------  ---------
Liabilities                         $       -  $       -
----------------------------------  ---------  ---------
Cash paid during year for income    $       -  $       -
tax
--------------------------------------------------------

NOTE 8 - LEASE

The Company rents its offices under a month to month lease. Rent expense was $19,748 in 2006 and $43,934 in 2005.

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS
          --------------------------------

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFASNo. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156is effective for an entity's first fiscal year beginning after September 15, 2006.This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB Statement No. 109
-----------
"Accounting for Income Taxes." FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures. FIN 48 is effective for the Company
                                                                   -----------
on January 1, 2007. Based on the Company's evaluation and analysis, FIN 48 is
   ---------------           -------------
not expected to have a material impact on the Company's  financial statements.
                                          -------------

In June 2006, the Emerging Issues Task Force ("EITF") ratified EITF Issue 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). A consensus was reached that entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. An entity should disclose its policy of presenting taxes and the amount of any taxes presented on a gross basis should be disclosed, if significant. The guidance is effective for periods beginning after December 15, 2006. We present
                                                  -----------------
revenues net of taxes. EITF 06-3 will not impact the method for recording these sales taxes in our financial statements.

In September 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurements" ("FAS 157"), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. FAS 157
is effective for fiscal years beginning after November 15, 2007.   The Company
                                              -----------------    -----------
is currently evaluating the requirements and impact of FAS 157 on the Company's
                                                                  -------------
consolidated financial statements, and will adopt the provisions on January 1,
                                                                    ----------
2008. FAS 157 is not expected to have a material impact on the Company's
                                                           -------------
financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin 108 ("SAB 108"), which expresses the Staff's views regarding the process of quantifying financial statement misstatements. The bulletin was effective at fiscal year end 2006. The implementation of this bulletin had no impact on the Company's results of
                                                 -------------
operations, cash flows or financial position.