Form 10QSB
period 2007-03-31
SUBJEX CORP
filed 2007-05-11
CIK 1107699

UNITED STATES SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2007
                  ---------------------------------------------

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                                  ACT OF 1934
                         Commission File Number 0-29711

                               SUBJEX CORPORATION
                      (Exact name of issuer in its charter)

              Minnesota                                41-1596056
      (State of incorporation)             IRS Employer Identification number

                3245 Hennepin Ave S Suite 1, Minneapolis MN 55408
                    (Address of principal executive offices)

                                 (612) 827-2203
                          (Issuer's telephone number)


   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                           Common Stock, no par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES [X]  NO [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Traditional Small Business Disclosure Format: Yes [ ]  No [X]

The issuer's revenues for the fiscal quarter ended March 31, 2007 were $40,374.

The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer on May 9, 2007 based on the closing price of the common stock as reported on the OTC Bulletin Board on such date was $15,886,999.

As of May 9, 2007 there were 69,073,911 outstanding shares of common stock, no par value.

SUBJEX CORPORATION INDEX

                                                                   PAGE NUMBER
PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

       Balance Sheets as of March 31, 2007 (unaudited)
       and December 31, 2006 (audited)                                       4

       Statements of Operations for the Three
       Months Ended March 31, 2007 and
       March 31, 2006                                                        5

       Statements of Cash Flows for the Three
       Months Ended March 31, 2007 and
       March 31, 2006                                                        6

       Notes to the Financial Statements                                     7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

     CONDITION AND RESULTS OF OPERATIONS                                     8

     ITEM 3. CONTROLS AND PROCEDURES                                        10

PART II - OTHER INFORMATION                                                 10

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

SIGNATURES

References to the "Company," the "Registrant," "we", "us" or "our" in this Quarterly Report on Form 10-QSB refer to Subjex Corporation., unless the context indicates otherwise.

                                SUBJEX CORPORTION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended March 31,
                                                   2007             2006
                                              --------------------------------
Revenues                                      $       40,374   $       88,726
Refund of revenue from previous years                (82,000)               -
                                              ---------------  ---------------
      Total Revenues                                 (41,626)          88,726

Expenses:
    Selling, general and administrative              218,454          133,412
                                              ---------------  ---------------

      Total operating expense                        218,454          133,412
                                              ---------------  ---------------

      Operating loss                                (260,080)         (44,686)

Other income (expense)
      Interest expense                                     -             (719)
                                              ---------------  ---------------

Net loss                                      $     (260,080)  $      (45,405)
                                              ===============  ===============

Net loss per basic and diluted common share   $       (0.001)  $       (0.001)
                                              ===============  ===============

Weighted average common shares
    outstanding - basic and diluted               68,394,711       49,355,648
                                              ===============  ===============

The accompanying notes are an integral part of these financial statements.

                                   SUBJEX CORPORATION
                                     BALANCE SHEETS

                                                              March 31,     December, 31
                                                                2007           2006
                                                             (Unaudited)     (Audited)
                                                           --------------  --------------
                             ASSETS
                             ------
Current Assets:
    Cash                                                   $    60,598   $      96,835
    Accounts receivable                                         29,312               -
    Advances                                                     8,607               -
    Prepaid expenses                                            65,625           8,395
                                                           ------------  --------------

        Total current assets                                   164,142         105,230

Property and Equipment, net                                     26,990          13,676
    Other Assets, net                                            8,101           8,101
                                                           ------------  --------------

        Total assets                                       $   199,233   $     127,007
                                                           ============  ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current Liabilities:
    Short-term notes payable                                    32,634          58,634
    Subordinated convertible notes payable                      23,000          23,000
    Accounts payable                                            84,502          77,985
    Accrued expenses:
    Payroll and payroll taxes                                    8,765          11,226
    Interest                                                    20,783          20,783
                                                           ------------  --------------

        Total current liabilities                              169,684         191,628

Long-term debt:
    Long-term debt, less current portion                             -               -
                                                           ------------  --------------

        Total liabilities                                      169,684         191,628
                                                           ------------  --------------

Stockholders' deficit:
    Common stock, no par or stated value;
        100,000,000 shares authorized: 68,394,711 and
        64,051,737 shares issued and outstanding at
        March 31, 2007and December 31, 2006, respectively    5,570,405       5,216,155
    Accumulated deficit                                     (5,540,856)     (5,280,776)
                                                           ------------  --------------

Stockholders' deficit                                           29,549         (64,621)
                                                           ------------  --------------


    Total liabilities and stockholders' deficit            $   199,233   $     127,007
                                                           ============  ==============


The accompanying notes are an integral part of these financial statements.

                                             SUBJEX CORPORTION
                                         STATEMENTS OF CASH FLOWS
                                                (Unaudited)

                                                                          Three Months Ended March 31,
                                                                            2007               2006
                                                                      ------------------------------------
Cash flow from operating activities:
    Net loss                                                          $       (260,080)  $        (45,405)
    Adjustments to reconcile net loss to
    net cash flows used in operating activities:
    Depreciation and amortization                                                2,769              1,976
    Non cash common stock issued for conslulting services                       77,250                  -
    Non cash common stock issued for refund of previous year revenue            82,000                  -
    Non cash common stock issued to settle other liability                      20,000                  -
    Changes in operating assets and liabilities:
    Accounts receivable                                                        (29,312)            (7,250)
    Prepaid expenses                                                           (57,230)            12,120
    Accounts payable                                                             6,517             19,635
    Other liability                                                              6,000                  -
    Payroll and payroll taxes                                                  (11,128)            (3,665)
    Accrued interest                                                                 -                719
    Deferred revenue                                                                 -              7,000
                                                                      -----------------  -----------------

    Net cash used in operating activities                                     (163,214)           (14,870)
                                                                      -----------------  -----------------


Cash flow from investing activities:
    Purchase of property and equipment                                         (13,314)              (525)
                                                                      -----------------  -----------------

    Net cash used in investing activities                                      (13,314)              (525)
                                                                      -----------------  -----------------


Cash flow from financing activities:
    Checks written in excess of bank balance                                         -                180
    Proceeds from issuance of capital stock                                    175,000                  -
    Proceeds from stock subscriptions                                                -             11,000
    Proceeds from issuance of notes payable                                          -              2,000
                                                                      -----------------  -----------------

    Net cash provided by financing activities                                  175,000             13,180
                                                                      -----------------  -----------------


Decrease in cash                                                               (36,237)            (2,215)
Cash at beginning of period                                                     96,835              2,215
                                                                      -----------------  -----------------

Cash at end of period                                                 $         60,598   $              -
                                                                      =================  =================


The accompanying notes are an integral part of these financial statements.

                  Notes to the Financial Statements (unaudited)


Note 1.  Basis of Presentation

The accompanying unaudited condensed financial statements of Subjex Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed financial statements. There are no additional material subsequent events or material contingencies that require disclosure. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed financial statements should be read in conjunction with Management's Discussion and Analysis contained in this report and with the financial statements and accompanying notes included in the Annual Report on Form 10-KSB for the year ended December 31, 2006.

Note 2. Acquisition of Assets

The Company acquired new computer equipment this First Quarter of 2007 in the amount of $3,842 and office furniture in the amount of $1055 to facilitate its operations and the Company also acquired a company vehicle in the amount of $11,186.

Note 3.  Going Concern

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

This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities and commitments in the normal course of operations. Since inception, the Company has incurred losses of $5,540,856 and has a working capital deficit of $260,080 as of March 31, 2007. The Company had a working capital deficit and recurring net losses from operations in 2006 also. These factors had previously created doubt in 2006 about the Company's ability to continue as a going concern. However, subsequent events in the first and second quarters of 2007 have substantially and significantly changed the outlook of the Company.

In the last quarter of 2006 and the first quarter of 2007 the Company substantially paid down most of its outstanding debt, leaving only necessary operational expenses of approximately $20,000 per month. With revenues generated from its "FMS product" at the current and historical audited run/performance rate, the Company is currently generating more than double the revenue necessary to cover its operational expenditures. This earnings ramp is expected to continue to grow at its current rate for foreseeable future. No assurance however can be given that this performance will continue, despite managements confidence that it will continue. To further illustrate the changes which have taken place in 2007, the Company began the year of 2007 with funds of $784,443 operating under FMS and closed the first quarter of 2007 with $2.6 million utilizing FMS. As of April 30, 2007 there were approximately $5 million in funds utilizing FMS. Further, the Company expects that the current growth rate in FMS will not slow down and every reason to expect it to continue to grow as fast or faster in the current and future quarters. No assurance however can be given that this performance will continue, despite managements confidence that it will continue. This growth contains certain risks and consideration.

The Company also keeps all idle cash on hand and profits in its own FMS implementation with Rydex. The Company therefore receives 100% of the proceeds on this implementation, as apposed to receiving only 25% of the gains from its client's implementations of FMS. The results of these profits accounted for 17% of the Company revenue in the first quarter of 2007. Management does not plan to sell equity securities or obtain debt financing to fund its ongoing operations; however, the Company does plan on considering these options for further funding its own FMS implementation due to the increased net profit.

Note 4.  Payroll and Payroll Taxes

All previous owed taxes have been paid. As of the quarter ending March 31, 2007 there were no federal tax liens on the Company's property.

Note 5. Stockholder's Deficit

During the first quarter of 2007, the Company issued 4,340,974 shares of common stock.
There has been an adjustment to the outstanding shares of the Company by the transfer agent. 2,000 shares were added due to shares issued in prior years but not accounted for properly by our previous transfer agent.

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

The following discussion and analysis should be read in conjunction with the Financial Statements, related notes and other information included in this annual report on Form 10-QSB.

Description of Business

Overview

Subjex Corporation, a Minnesota corporation formed in 1999, is an innovative developer and marketing company of artificial intelligence software products for the capital markets and e-commerce. The Company flagship product, SubjexFMS ("Forecast Market Software") is a software product that attempts to forecast the DJIA, the XAU, the DJT and the US Dollar Index so that subscribers, when "plugged into" the software, can find capital appreciation with a third party investment account. The forecasting engines' objective is to provide accurate next day forecasts, long or short, allowing clients to take market neutral profits via short term trades. SubjexFMS is not a mutual fund or a brokerage service; it is software that clients subscribe to and use for their own trading activity in their own trading account. SubjexFMS is based upon a proprietary artificial intelligence forecasting algorythum invented by Andrew D. Hyder prior to the existence of the Company. The company and Mr. Hyder have entered into a joint development project called "SubjexFMS", with the goal to bring value to the Company client base while providing revenue and profit growth for the investor base.

Principal Product Development and Resulting Services

Because of the extreme financial hardship the Company experienced in 2006 and Mr. Hyder's personal commitment to bring value to the Company shareholders, Mr. Hyder allowed the Company's board of directors to examine certain software previously invented by Mr. Hyder. One such software algrorythm enabled the forecasting of markets and securities whitch included algorithms, historical performance, and formula methodologies. This was done by Mr. Hyder as a good faith gesture to help the board restructure the Company and help save the Company. After many months of intense but positive review by the Company board of directors, Mr. Hyder agreed to allow the Company to design a marketing plan around the system, perform a non-compensated voluntary test of the Software and to determine if a business model could be built around the Software to gauge market acceptance. After the public disclosure of the new "SubjexFMS" software was made, it become increasingly apparent that value existed in the business model called SubjexFMS designed by the Company. Because of the perceived and actual potential now apparent in the SubjexFMS product, it is Mr. Hyder and the Company's understanding and intention to enter into an exclusive long term licensing agreement of said intellectual property at an appropriate future date.

Trademarks and Patents

The Company holds trademarks and patent protection for most of its business that management feels is necessary to protect the Company interests.

Environmental Compliance

The Company believes it is in compliance with all current federal and state environmental laws.

Employees

The Company had as of March 31, 2007, three full-time employees and three full-time consultants. The Company's employees are not represented by any labor unions. The Company considers its relations with its employees and consultants to be outstanding.

Competition

The Company is aware of other companies selling solutions that appear to be similar to Subjex; however management is not aware of any companies that are selling the same solutions as we have designed. In addition management continues to market it products to small businesses, small qualified investors and institutions. The Company believes that its solutions are more effective than its competition. Management believes that while some companies may have greater resources than us, we have superior products which continue to grow in power and client usage.

Recent Developments

In mid 2006, the Company recognized a breach of contract by a company called Far Superior Management LLC ("Far S.") and its management. Because the Company did not receive domain names, usable code, or trademarks and other promised consideration, the Company could not execute its plan as made public in 2005 and 2006. Therefore the Company canceled its contract with "Far S." for lack of consideration. SubjexCSR sales made to clients in early 2006 by "Far S." management were refunded to those clients as a result of the Company's inability to deliver what it promised as a result of breach by "Far S.". Due to the financial constraints of the Company as a result of the breach of contract by "Far S." these refunds were made using Company common stock. These refunds account for a significant portion of the increase in shares outstanding in late 2006 and in 2007. These refunds included all the cash fees paid to "Far S." in 2006.

In October 2006 the Company announced the software product called SubjexFMS. The timing and early release of this technology was necessary for the Company's survival efforts due to a lack of revenue and damage in reputation it sustained from failed business with "Far S." management. Currently the Company is involved exploring its legal options against "Far S."which may include, mediation or federal civil charges, for obtaining mounting damages. The Company is actively involved in steps to protect its shareholders from the negative effects that current and past public statements being made by "Far S." management are making and will be seeking compensation for past and continued and ongoing damages.

Despite all the difficulties, SubjexFMS has proven to be successful in terms of meeting its objectives for its clients. The Company has recently contracted with individual investors and clients to use SubjexFMS and to introduce the FMS software to other prospective customers. While the performance of SubjexFMS has been exceptional in terms of percentage return for clients, new client growth has been slow due to marketing financial constraints. These constraints are due to management's unwillingness to dilute the Company with the sale of stock for large operational costs. Instead, management has elected to grow the business model with revenues. With many cost saving measures in place since 2002, and our increase in revenues in 2007, management feels that the Company is profitable on an ongoing basis and will remain so. Management believes it has sufficient funds on hand along with revenues for not only operations, but for continued moderated growth of the Company business model.

The Company continues to seek ligitamate strategic partners for its other software products such as SubjexCSR.


ITEM 3 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their most recent review, as of the end of the period covered by this report, the Company's principal executive officer has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

Our management does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.


                          PART II - OTHER INFORMATION


ITEM 1. - LEGAL PROCEEDINGS

On April 27, 2007, FarSuperior Management, LLC, an Arizona limited liability company, ("Far S.") commenced litigation in Hennepin County District Court for the State of Minnesota against the Company and Andrew Hyder, the Company's Chief Executive Officer.

"Far S." alleges that the Company and "Far S." entered into a binding letter of intent on November 9, 2005 pursuant to which "Far S." would sell the "Far
S." "expert business model" (the "Expert Model") to the Company in exchange for an aggregate of warrants relating to an aggregate of up to 15,151,515 shares of Company Common Stock exercisable at an exercise price of $.033 per share if conditions were met. "Far S." claims that the warrants were to be issued in five equal installments with the first issuance for 3,030,303 shares of Company Common Stock commencing upon closing of an escrow on January 12, 2006. The remaining tranches of warrants, according to "Far S." complaint were to be issued subject to gross sale requirements.

"Far S." claims that the parties also entered into a separate management contract pursuant to which "Far S." was to provide sales, marketing and business development services in connection with the Expert Model. "Far S." further claims that any revenues produced by the Expert Model were to be used by the Company for further development of its software programs.

"Far S." claims that the Company did not, issue shares of Company Common Stock that should have been issued under the first warrant and that the Company refused to honor "Far S." exercise of such warrant. "Far S." further claims that the Company utilized revenues generated from the Expert Model for paying for prior debt, operational overhead and development of other software rather than supporting the continued development of the Expert Model.

Finally, "Far S." alleges that the Company, among other things, breached an "Integrity Agreement".

For the various claims of Breach of Contract, "Far S." is seeking $4.8 million, plus interest and attorney's fees in addition to stock warrants that "Far S." claims should have been issued.

The Company asserts that the claims made by "Far S." are unfounded and feels it holds a vast amount of evidence to this fact. The Company intends to vigorously and agressivly defend itself from this and any future attacks by "Far S.".

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

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

On February 9, 2007 an event occurred which was not made in the ordinary course of Subjex Corporation business thus prompting an 8k filing with the SEC.

The Company received verification of the SubjexFMS system performance results for 2006 in accordance with Global Investment Performance Standards ("GIPS") for the purpose of determining whether any material modifications should be made to our trading activity gain calculations in order for it to conform to GIPS. The letter of audit confirmation is included in this 8-K report.

RONALD N. SILBERSTEIN, C.P.A., P.L.L.C.
30201 ORCHARD LAKE ROAD, SUITE 150
FARMINGTON HILLS, MICHIGAN 48334
TEL: (248) 330-6226  FAX: (248) 479-0578

February 9, 2007
Mr. Andrew Hyder, CEO
Subjex Corporation
3010 Hennepin Ave. South, Suite 297
Minneapolis, MN 55343
Dear Mr. Hyder:
This is to confirm that Subjex Corporation's trading activity for the calendar year 2006 in accordance with Global Investment Performance Standards ("GIPS") has been verified by this firm and that we hereby consent to the Company's use in its materials of a statement that says "Subjex Corporation has been verified by an independent reviewer for the year ended December 31, 2006."

Sincerely,

/s/ Ronald N. Silberstein, CPA, PLLC
Ronald N. Silberstein, C.P.A., P.L.L.C.

This filing completes Subjex Corporations obligations as it relates to the filing requirements of an 8-K filing as defined by the SEC.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.

SUBJEX CORPORATION
Date:  May 10, 2007

NAME                                 TITLE
/s/ Andrew D. Hyder                  President and Chief Executive Officer