Form 10QSB
period 2007-06-30
SUBJEX CORP
filed 2007-08-14
CIK 1107699

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report under Section 13 OR 15(d) of the Security and Exchange Act of 1934
For the quarterly period ended June 30, 2007

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934
File Number 0-29711
Subjex Corporation
(Exact name of issuer as specified in its charter)

Minnesota	41-1596056
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3245 Hennepin Ave S, Suite 1, Minneapolis, MN 55408
(Address of Principal Executive Offices)

(612) 827-2203
(Issuer’s telephone number)

Former Name, Former Address and Former Fiscal Year if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer on August 10, 2007 based on the closing price of the common stock as reported on the OTC Bulletin Board on such date was $5,2022,367.

As of August 10, 2007 there were 80,034,411 outstanding shares of common stock, no par value.

Traditional Small Business Disclosure Format: Yes ☐  No ☒

SUBJEX CORPORATION

Index

SUBJEX CORPORATION
BALANCE SHEETS

	30-Jun	31-Dec
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$1,217	$96,835
Accounts receivable	38,596	-
Advances	22,779	-
Prepaid expenses	47,750	8,395

Total current assets	110,342	105,230

Property and equipment, net	24,222	13,676
Other Assets, net	9,101	8,101

Total assets	$143,665	$127,007

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Short-term notes payable	36,634	58,634
Subordinated convertible notes payable	23,000	23,000
Accounts payable	91,382	77,985
Accrued expenses:
Payroll and payroll taxes	13,477	11,226
Interest	22,220	20,783

Total current liabilities	186,713	191,628

Long-term debt:
Long-term debt, less current portion	87,913	-

Total liabilities	274,626	191,628

Stockholders' deficit:
Common stock, no par or stated value;
100,000,000 shares authorized: 69,834,411 and 64,051,737 shares issued and outstanding at June 30, 2007 and December 31, 2006 respectively	5,802,255	5,216,155
Subscription received	20,000	-
Accumulated deficit	(5,953,216)	(5,280,776)

Stockholders' deficit	(130,961)	(64,621)

Total liabilities and stockholders’ deficit	$143,665	$127,007

The accompanying notes are an integral part of these financial statements.

Index

SUBJEX CORPORTION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues	$40,746	$13,771	$81,120	$102,497
Refund of revenue from previous years	-	-	-82,000	0
Total revenues	40,746	13,771	-880	102,497

Expenses:
Selling, general and administrative	450,153	64,740	668,607	198,152

Total operating expense	450,153	64,740	668,607	198,152

Operating loss	(409,407)	(50,969)	(669,487)	(95,655)

Other income (expense)
Interest expense	(2,952)	(1,558)	(2,952)	(2,277)

Net loss	$(412,359)	$(52,527)	$(672,439)	$(97,932)

Net loss per basic and diluted common share	$(0.001)	$(0.001)	$(0.001)	$(0.001)

Weighted average common shares outstanding - basic and diluted	68,394,711	49,355,648	69,834,411	49,355,648

The accompanying notes are an integral part of these financial statements.

Index

SUBJEX CORPORTION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006

Cash flow from operating activities:
Net loss	$(672,439)	$(97,932)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	5,537	3,953
Non cash stock compensation expenses	230,349	-
Changes in operating assets and liabilities:
Accounts receivable	(38,596)	150
Prepaid expenses	(39,355)	19,045
Advances	(22,778)
Accounts payable	13,397	23,606
Accrued expenses:
Payroll and payroll taxes	2,251	3,720
Accrued interest	1,437	1,437
Other accrued expenses	65,912	-

Net cash used in operating activities	(454,285)	(46,021)

Cash flow from investing activities:
Purchase of property and equipment	(17,083)	(525)

Cash flow from financing activities:
Proceeds from issuance of capital stock	355,750	9,500
Proceeds from stock subscriptions	20,000	-
Proceeds from issuance of notes payable	-	38,075
Principal payments on long-term debt	-	(2,484)

Net cash provided by financing activities	375,750	45,091

Decrease in cash	(95,618)	(1,455)
Cash at beginning of period	96,835	2,215

Cash at end of period	$1,217	$760

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Index

Notes to the Financial Statements (unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed financial statements of Subjex Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed financial statements. There are no additional material subsequent events or material contingencies that require disclosure. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed financial statements should be read in conjunction with Management’s Discussion and Analysis  contained in this report and with the financial statements and accompanying notes included in the Annual Report on Form 10-KSB for the year ended December 31, 2006.

Note 2. Acquisition of Assets

None

Note 3.  Going Concern

Historically the financial performance and operational data for the Company’s “SubjexFMS” product generates an average of 6% per month. Based upon the current level of funds mirroring the FMS program, FMS needs to generate only 6.2557% in the third quarter to continue as a going concern and to operate without the intention or threat of liquidation. It is management’s assertion based upon the operational performance of FMS that the Company can in fact survive on current FMS performance revenues on a going forward basis; will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of operations.

This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities and commitments in the normal course of operations. Since inception, the Company has incurred losses of $5,953,216 and has a working capital deficit of $412,359 as of June 30, 2007.  The Company had a working capital deficit and recurring net losses from operations in 2006 also. These factors had previously created doubt in 2006 about the Company's ability to continue as a going concern. Second quarter FMS results generated 3.786% for the quarter and based upon the current level of funds mirroring the FMS program this was not the 6.2557% necessary to cover expenses. However the company expects to generate FMS percentage gains more in line with its historical gains which would put it at 10-15% for the 3rd quarter 07. This is expected to be more than expenses for the quarter, which will result in a profitable quarter for the Company.

In the last quarter of 2006 and the first quarter of 2007 the Company substantially paid down most of its outstanding debt, leaving only necessary operational expenses of approximately $25,000 per month. With revenues generated from its “FMS product” at the current and historical audited run/performance rate, the Company is currently generating more revenue necessary to cover its operational expenditures. This earnings ramp is expected to continue to grow at its current rate for foreseeable future. No assurance however can be given that this performance will continue, despite management’s confidence that it will continue.  To further illustrate the changes which have taken place in 2007, the Company began the year of 2007 with funds of $784,443 operating under FMS and closed the first quarter of 2007 with $2.6 millionutilizing FMS. As of June 30, 2007 there were approximately $5 million in funds utilizing FMS. Further, the Company expects that the current growth rate in FMS will not slow down and every reason to expect it to continue to grow as fast or faster in the current and future quarters.  No assurance however can be given that this performance will continue, despite management’s confidence that it will continue.  This growth contains certain risks and consideration.

Index

The Company also keeps all idle cash on hand and profits in its own FMS implementation with Rydex. The Company therefore receives 100% of the proceeds on this implementation, as apposed to receiving only 25% of the gains from its client’s implementations of FMS. The results of these profits accounted for 17% of the Company revenue in the first quarter of 2007. Management does not plan to sell equity securities or obtain debt financing to fund its ongoing operations; however, the Company does plan on considering these options for further funding its own FMS implementation due to the increased net profit.

Note 4.  Payroll and Payroll Taxes

The Company is working with the IRS to determine a resolution for final payment of approximately $2,290 for 2005 payroll taxes outstanding.

Note 5. Stockholders’ Deficit

During the Second quarter ending June 30, 2007, the Company issued 1,289,700 shares of common stock. Of these shares issued 659,700 were issued for compensation 575,000 shares for cash and 50,000 shares to settle debt. Also there was an adjustment made in the Second quarter to the outstanding shares of the Company by the transfer agent. 150,000 shares were added due to shares issued in prior years but not accounted for properly by our previous transfer agent.

ITEM 2.  Management’s Discussion and Analysis

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

Index

The following discussion and analysis should be read in conjunction with the Financial Statements, related notes and other information included in this report.

Description of Business

Overview

Subjex Corporation, a Minnesota corporation formed in 1999, is an innovative developer and marketing company of artificial intelligence software products for the capital markets and e-commerce. The Company flagship product, SubjexFMS (“Forecast Market Software”) is a software product that attempts to forecast the DJIA, the XAU, the DJT , NASDAQ and the US Dollar Index so that subscribers, when "plugged into" the software, can find capital appreciation with a third party investment account. The forecasting engines' objective is to provide accurate next day forecasts, long or short, allowing clients to take market neutral profits via short term trades. SubjexFMS is not a mutual fund or a brokerage service; it is software that clients subscribe to and use for their own trading activity in their own trading account. SubjexFMS is based upon a proprietary artificial intelligence forecasting algorithm invented by Andrew D. Hyder prior to the existence of the Company. The company licensed the core technology from Mr. Hyder in an exclusive agreement, with the goal to bring value to the Company client base while providing revenue and profit growth for the investor base.

Trademarks and Patents

The Company holds trademarks and patent protection for most of its business that management feels are relevant to protect the company interests.

Environmental Compliance

The Company believes it is in compliance with all current federal and state environmental laws.

Employees

The Company had three full-time employees on June 30, 2007.  The Company's employees are not represented by any labor unions.  The Company considers its relations with its employees to be very good.

Competition

The Company is aware of other companies selling solutions that appear to be similar to Subjex; however management is not aware of any companies that are selling the same solution as we have designed.

Index

Recent Developments

In October 2006 the Company announced the software product called SubjexFMS that it had been testing since Feb 2006. SubjexFMS has proven to be successful in terms of meeting its objectives for its clients. The Company has recently contracted with individual investors and clients to use SubjexFMS and to introduce the FMS software to other prospective customers. While the performance of SubjexFMS has been exceptional in terms of percentage return for clients, new client growth has been slow due to marketing financial constraints. These constraints are due to management's unwillingness to dilute the Company with the sale of stock for large operational costs. Instead, management has elected to grow the business model with revenues. With many cost saving measures in place since 2002, and our increase in revenues in 2007, management feels that the Company will be profitable on a going forward basis and will remain so. Management believes it has sufficient access to funds along with revenues for not only operations, but for continued moderated growth of the Company business model.

The Company continues to seek legitimate strategic partners for its other software products such as SubjexCSR.

Item 3 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, as of the end of the period covered by this report, the Company’s principal executive officer has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

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

Index

PART II – OTHER INFORMATION

Item 1. - Legal Proceedings

On April 27, 2007, FarSuperior Management, LLC, an Arizona limited liability company, ("Far S.") commenced litigation in Hennepin County District Court for the State of Minnesota against the Company and Andrew Hyder, the Company's Chief Executive Officer.

On May 23, 2007 the Company filed a counter claim in Federal Court against Far Superior Management, LLC. On May 24, 2007 the Company filed an Amended Notice of Motion for Leave to join additional defendants, Wayne Warrington and Howard Walsh.

See Item 6 Exhibits and reports on form 8-K

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

Item 5 - Other Information

None.

Item 6 – Exhibits and reports on form 8-K

On April 26, 2007 an event occurred which was not made in the ordinary course of Subjex Corporation business thus prompting an 8k filing with the SEC. .

The Company received verification of the SubjexFMS system performance results for the period January 1, 2007 to March 31, 2007 in accordance with Global Investment Performance Standards (“GIPS”) for the purpose of determining whether any material modifications should be made to our trading activity gain calculations in order for it to conform with GIPS.

Index

On May 23, 2007 an event occurred which was not made in the ordinary course of Subjex Corporation business thus prompting an 8k filing with the SEC. Also on May 24, 2007 an event occurred which was not made in the ordinary course of Subjex Corporation business and is also included in this filing.

On May 23, 2007 the Company filed a counter claim in Federal Court against Far Superior Management, LLC. On May 24, 2007 the Company filed an Amended Notice of Motion for Leave to join additional defendants, Wayne Warrington and Howard Walsh.  The entire filings are included in this 8-K report.

DN: 321682
UNITED STATES DISTRICT COURT
DISTRICT OF MINNESOTA
FarSuperior Management, LLC, an Arizona
Limited Liability Company
Plaintiff,
v.
Subjex Corporation, “SBJX.OB” a
Minnesota Corporation; Andrew Dean
Hyder, an individual, married man and
resident of Hennepin County; Jane Does 1-
10, and John Does 1- 10,
Defendants.
Court File No.: 07-cv-2324 DSD/SRN
DEFENDANTS SUBJEX
CORPORATION AND ANDREW
DEAN HYDER’S ANSWER
AND COUNTERCLAIM
Defendants Subjex Corporation (“Subjex”) and Andrew Dean Hyder (“Hyder”),
for their Answer to the Complaint, admit, deny, and allege as follows:
1. Admit FarSuperior Management, LLC, (“FS”) is a limited liability company located in the state of Arizona; and lack knowledge or information sufficient to admit or deny the remaining allegations in paragraph 1 and therefore deny the same.
2. Admit the allegations in paragraph 2.
3. Admit that Hyder is a Minnesota resident and the CEO of Subjex; and deny that Hyder is the sole board member of Subjex.
4. Admit the allegations in paragraph 4.
5. Deny the allegations in paragraph 5.
6. With respect to the allegations in paragraph 6, admit that Subjex had certain debts; and deny the remaining allegations.
DN: 321682 2
7. Deny the allegations in paragraph 7, which misstate paragraph 6(b) of the Agreement.
8. With respect to the allegations in paragraph 8, admit that Subjex agreed to provide FS with certain compensation in return for FS delivering to Subjex certain FS assets; and allege that FS breached terms of the Binding Letter of Intent (“Agreement”) upon which this commitment was based because such assets were never delivered to Subjex.
9. With respect to the allegations in paragraph 9, admit that Subjex delivered to FS a warrant for 3,030,303 shares of Subjex stock on or about January 12, 2006; deny the remaining allegations, and allege that FS never exercised the warrant which has been canceled as a result of FS’s breach of the Agreement.

Index

10. With respect to the allegations in paragraph 10, admit that Subjex and FS entered into an Exclusive Management Contract (“EMC”) on January 12, 2006, and that under this contract, FS and Wayne Warrington agreed to perform certain duties and services on behalf of Subjex, and allege that FS and Warrington breached the terms of the EMC and never performed the duties and services.
11. With respect to the allegations in paragraph 11, admit that Subjex is an innovative developer of artificial intelligence software products and that Hyder is an expert in programming over six software languages; and deny the remaining allegations.
12. Deny the allegations in paragraph 12.
13. Deny the allegations in paragraph 13.
14. Deny the allegations in paragraph 14.
DN: 321682 3
15. Deny the allegations in paragraph 15.
16. Deny the allegations in paragraph 16.
17. Deny the allegations in paragraph 17.
18. Deny the allegations in paragraph 18.
19. Deny the allegations in paragraph 19.
20. With respect to the allegations in paragraph 20, admit that Subjex has canceled the warrants granted to FS; and deny the remaining allegations.
21. Deny the allegations in paragraph 21.
22. Deny the allegations in paragraph 22.
23. Deny the allegations in paragraph 23.
24. Deny the allegations in paragraph 24.
25. With respect to the allegations in paragraph 25, admit that after Subjex informed FS that it had canceled the warrants and would no longer do business with FS, FS made certain proposals to Subjex; deny that Subjex refused to engage in mediation or that it has breached any of the agreements between the parties or that FS had no choice but to commence this litigation, and lack knowledge or information sufficient to admit or deny that FS retained counsel in Minnesota in October of 2006, or that FS realized the dispute between the parties could not be resolved without mediation and therefore deny the same.
26. Deny the allegations in paragraph 26.
27. With respect to the allegations in paragraph 27, restate their answers to the allegations in paragraphs 1 – 26; and deny the remaining allegations.
DN: 321682 4
28. With respect to the allegations in paragraph 28, restate their answers to the allegations in paragraphs 1 – 27; and deny the remaining allegations.
29. With respect to the allegations in paragraph 29, restate their answers to the allegations in paragraphs 1 – 28; and deny the remaining allegations.
30. With respect to the allegations in paragraph 30, restate their answers to the allegations in paragraphs 1 – 29; and deny the remaining allegations.
31. With respect to the allegations in paragraph 31, restate their answers to the allegations in paragraphs 1 – 30; and deny the remaining allegations.
32. Deny each and every other allegation in the Complaint which has not previously been admitted or denied.

AFFIRMATIVE DEFENSES
33. The Complaint fails to state a claim upon which relief can be granted.

Index

34. The Complaint fails to allege and state with sufficient particularity the facts and elements necessary to state a claim for fraudulent conversion upon which relief can be granted.
35. The Complaint fails to allege and state with sufficient particularity the facts and elements necessary to state a claim under Section 10(b) of the Securities and Exchange Act (15 U.S.C. § 78j(b)), Rule 10(b)-5 (17 C.F.R. § 240.10b-5), and Section 17(a) of the Securities and Exchange Act (15 U.S.C. § 77q(a)) upon which relief can be granted.
DN: 321682 5
36. Plaintiff is not entitled to relief under the doctrine of unclean hands. Plaintiff engaged in illegal, inequitable, and fraudulent conduct which relates directly to the subject matter of this litigation.
37. Plaintiff is estopped by its own acts from claiming relief to the detriment of Subjex who was entitled to rely upon such acts and act accordingly. Plaintiff made misleading statements and false representations that Subjex actually believed and relied upon and was therefore misled to its injury and prejudice.
38. Plaintiff breached the agreement and thus the conditions precedent to Subjex obligation under the Agreement did not occur.
39. The Agreement was impossible of performance given plaintiff’s unilateral actions that destroyed the fundamental premise of the Agreement and made it impossible for Subjex to incorporate the FS business.
40. The Complaint fails under the frustration of purpose doctrine. The objectives of the Agreement were defeated by plaintiff’s acts or omissions after the formation of the Agreement.
41. Plaintiff, through neglect, failure or refusal, failed to comply with the terms of the Agreement in respect to the acts agreed upon.
42. The claims in the Complaint may be barred by plaintiff’s failure to mitigate its damages.
43. Plaintiff's claims may be barred, in whole or in part, by all other affirmative defenses permitted by law, including those contemplated by Rule 8(c) of the Federal Rules of Civil Procedure, which cannot be ascertained at this time without the benefit of DN: 321682 6 investigation and discovery. Defendants reserve the right to assert such defenses at the appropriate time, as necessary.

COUNTERCLAIM
1. Defendants and counter-plaintiffs incorporate by reference their Answers to paragraphs 1 through 31 above.
Jurisdiction
2. This Court has original jurisdiction over the entire action pursuant to 28 U.S.C. § 1332(a) because there is complete diversity between the parties and the amount in controversy exceeds $75,000.
Summary of Facts
3. In 2005, Wayne Warrington contacted Andrew Hyder, Subjex’s CEO. He represented to Hyder that he had developed a business directory website, FarSuperior.com, where consumers could shop for certain services on the internet. He claimed to have developed software to operate the FarSuperior.com business. He convinced Hyder that the FarSuperior.com business could be integrated with Subjex’s product, SubjexCSR. As a result of his representations, on January 12, 2006, Subjex acquired the FarSuperior.com business along with all domain names, and other FS assets under a performance-based warrant agreement. After the acquisition, FS failed to deliver any of the assets to Subjex, including the software necessary to integrate the FS business with the Subjex business. As a result, Subjex had to reimburse customers for payments it had received for the FS business. As a result of FS’s breach of the Agreement, Subjex has suffered damages and harm to its reputation.
DN: 321682 7

Index

Factual Allegations
4. Andrew Hyder is the founder of Subjex Corporation, which develops artificial intelligence software products. He is Subjex’s CEO and is on the Board of Directors.
5. In 2000, Hyder began to develop the SubjexCSR software. SubjexCSR is an online service and support tool that uses an artificial intelligence engine to support every function of the customer service process. Through text-based interaction, a virtual representative who is an expert in a particular topic and has business expertise can converse concurrently with a limitless number of clients for a fraction of the cost of just one live operator. This can drastically lower costs for companies with websites or large distributor networks. The system can also increase sales by recommending ideal products for a specific individual.
6. In mid 2005, Warrington, the founder of FS, approached Hyder with a business proposition. He claimed to have developed a zip-code based on-line business directory, FarSuperior.com, where a business could advertise itself to visitors. Users of the website could comment on the businesses on the site and earn revenue by recommending new businesses for inclusion on the site. The website acted as an advanced form of a search engine where a visitor would have direct access to the top local businesses providing certain services. Warrington represented that he had developed the software necessary to operate the business and that the business was already profitable. However, none of the code and functionality actually existed to operate this business. It still does not exist today.
DN: 321682 8
7. Warrington represented to Hyder that he had developed software for FarSuperior.com which could be successfully meshed with the software for the SubjexCSR sales system. He convinced Hyder that Subjex should enter into a business relationship with FS to integrate and market the two systems. He represented that he could produce significant revenue for Subjex from the FarSuperior.com business. In fact, he talked to Hyder about FarSuperior.com’s ability to generate millions of dollars of revenue.
8. Based on FS and Warrington’s representations, Hyder concluded that FS had a viable, functioning business, and Subjex and FS entered into a binding Letter of Intent on November 9, 2005, referred to in the Complaint as the “Agreement.” (See Exhibit “A” to the Complaint.) The Agreement was signed on behalf of Subjex by Hyder, its CEO. It was signed on behalf of FS by Howard Walsh, its President.
9. Under the terms of the Agreement, Subjex acquired “the business called FarSuperior.com and the business model you designed for its Top Ten Directory and FarSuperior Experts.” Subjex also acquired “Related Assets” described as follows:
a. The domain names of FarSuperior.com, FarSuperior.net, FarSuperior.org, FarSuperior.info, FarSuperior.Biz, FarSuperior.name, FarSuperior.us and FarSuperior.ws along with any and all trade names[sic] trademarks, and goodwill associated with said names.
b. The innovative and unique business and marketing plan developed by the Seller, along with binding noncompete agreements with each of Seller’s managers and members, for the period of four (4) years from the date of the COE.

Index

c. All national and local advertising contracts, vendor contracts and affiliate agreements put into place or executed DN: 321682 9 on or before the COE must be approved by buyer in advance of the COE. Such contracts include those with America onHold, LostMoney.com, the Epicurean Club, et al.
d. All programming code, scripts, database files and records that have been designed for the day to day operation of the FarSuperior websites.
e. All custom designed sales automation programs, databases, marketing and sales materials, logos, trade names, trademarks directly associated with the day to day operation of FarSuperior.com.
10. In the Agreement, FS made the following representation: “The Seller [FS] promises and agrees to convey good, clear and marketable title to all the property to be sold hereunder, the same to be free and clear of all liens and encumbrances.”
11. Shortly after the acquisition was finalized on January 12, 2006, it became apparent that FS could not deliver the assets purchased by Subjex under the Agreement. To date, none of the Related Assets have been delivered to Subjex.
12. Ownership of the domain names identified in the Agreement has never been transferred to Subjex, and, in fact, it appears that most, if not all, of the domain names were never owned by FS.
13. FS never delivered an innovative and unique business and marketing plan or noncompete agreements to Subjex.
14. While the Agreement provided that Subjex must approve all national and local advertising contracts, vendor contracts, and affiliate agreements put into place or executed on or before January 12, 2006, no such contracts were ever provided to Subjex DN: 321682 10 for review. And the contracts were never delivered to Subjex as provided in the Agreement.
15. The programming code, scripts, database files and records designed for the day to day operation of the FarSuperior websites were not delivered as promised. While Warrington had represented the code was complete, functioning in a “test mode,” and already generating revenue, when the code, along with the database, was provided to Subjex, it was incomplete, undocumented, and poorly constructed.
16. All of Subjex’s technical staff reviewed the code and agreed it was unusable. It appeared to have been written to be intentionally cryptic, using various names that had no meaning. Subjex could not use it for any purpose in integrating or migrating the FarSuperior business. Although Subjex requested a flowchart that may provide guidance on the code, none was ever received.
17. To date, there has been no delivery of custom designed sales automation programs, databases, marketing and sales materials, logos, trade names, or trademarks associated with the day to day operation of FarSuperior.com.
18. As a result, it was not possible for Subjex to integrate its CSR service model into FS’s “Team of FarSuperior Experts section of the website,” a condition precedent to any of Subjex’s commitments under the Agreement. To date, there has been no integration of the two systems.
19. In the Agreement, Subjex agreed to compensate FS for the business and Related Assets by (a) complying with certain vendor contracts, (b) agreeing to pay FS management a declining percentage of revenues generated from sales that it generated DN: 321682 11 over a four year period, and (c) agreeing to grant FS certain warrant options. The percentage of revenues and warrants were based on performance of the FarSuperior business with the exception that Subjex agreed to deliver to FS stock warrants for 3,030,303 shares at the close of escrow on January 12, 2006. FS never exercised on the warrant which has since been canceled.

Index

20. Subjex’s commitment’s under the Agreement were “based in part on the integration of our CSR service model into your Team of FarSuperior Experts section within the website, as well as your agreement to continue to work with and assist us with the expansion and development of the business after acquisition.” Neither of these conditions occurred. Integration of the two systems was impossible because FS never delivered usable software capable of integration with Subjex’s system.
21. As for FS’s agreement to work on the business development of the FarSuperior Expert directory, this commitment was further secured through an Exclusive Management Contract (“EMC”), also entered into on November 9, 2005. The EMC was signed on behalf of Subjex by Hyder and on behalf of FS by Warrington. Both FS and Warrington breached the EMC. Because FS failed to provide anything to Subjex other than a concept, there was no product that could be marketed or sold.
22. Under the EMC, Warrington agreed to work full time on the oversight and management of the sales, marketing, and business development of the FarSuperior.com business model for one year. The services he performed were to be documented and reported to Subjex’s CEO on a monthly reporting basis. Warrington failed to provide the DN: 321682 12 services contemplated under the EMC and never provided reports to Subjex’s CEO on a monthly basis.
23. In January and February 2006, Warrington sold the FarSuperior “Experts” product to four customers. He described the product by promising it could perform as contemplated by the successful integration of the SubjexCSR software and FarSuperior.com directory business. However, FS and Warrington never delivered usable code or the other necessary elements to Subjex for the FarSuperior.com business and thus it could not be integrated into Subjex’s systems. As a result, Subjex had to refund the payments it had received from the four customers. FS was paid a commission on the sales as provided under the Agreement. Those commissions were never returned to Subjex.
24. In fact, the revenues FS and Warrington promised to generate never materialized. FarSuperior.com was not functional and thus FS did not have a product to sell. FS and Warrington had falsely represented that FS had a legitimate, profitable business in FarSuperior.com.
25. The EMC was incorporated into the Agreement, which provided in paragraph 9 that in the event either party to the Agreement found one of its provisions to be in conflict with the EMC, the provision of the EMC replaced the conflicting provision in the Agreement.
26. This is important because paragraph 7 of the EMC contains a definition of the term “Business” missing from the Agreement. It states: DN: 321682 13 Subjex has entered into the purchase of FS’s business model. This business model includes: FarSuperior.com and its other related trade named domains. FarSuperior.com is a business directory that represents the top ten businesses in a wide range of categories. The FarSuperior directory includes a section referred to as FarSuperior Experts. This section also is a part of the FarSuperior business model and is designed to enhance the sales revenue model. The FarSuperior directory is designed as a marketing vehicle and sales vehicle for companies both nationally and locally. National companies are able to secure a top ten position for the same annual payment as a local company, however the national company will also be required to pay a “per lead, or per sale” fee for new business delivered by the FarSuperior site to the company. Each national company will be secured through a minimum of an annual contract with FarSuperior.com. (See Exhibit “A” attached hereto.) As noted above, no such “Business” was ever delivered to Subjex by FS. Warrington’s representation to Subjex that he had developed software for this business that would be delivered to Subjex after the closing was false. The software eventually provided by FS was not usable and essentially gibberish.

Index

27. On January 12, 2006, the parties also signed a Warranty Bill of Sale “Business” (“Bill of Sale”). The Bill of Sale states: BE IT KNOWN, that for good consideration, and in payment of $500,000, through the issuance of common stock warrants at the strike price of 3.3 cent per share, the receipt and sufficiency of which is acknowledged, the undersigned Howard Walsh of FarSuperior Management, LLC (“Seller”) hereby sells and transfers to Subjex Corporation (“SBJX.OB”), a Minnesota corporation (“Buyer”) and its successors and assigns forever, the following described chattels, business property, domains and personal property: FarSuperior.com, FarSuperior.net along with all additional FarSuperior domain names with various extensions owned by the Seller. DN: 321682 14 All programs, client lists, business contracts with vendors, and advertisers as detailed with the party’s November 9th, 2005, binding letter of intent. (See Exhibit “B” attached hereto.)
28. Neither FS nor Walsh ever delivered the domain names, programs, client lists, or business contracts with vendors and advertisers as provided in the Bill of Sale.
29. On January 12, 2006, in reliance on the representations made by FS that it had a viable business with software code necessary to support the day to day operations of the business, Subjex provided to FS a Warrant to Purchase Common Stock for 3,030,303 shares of common stock at the exercise price of 3.3 cents per share as provided in the Agreement signed on November 9, 2005. FS never exercised the warrant. On information and belief, FS does not now own and has never owned any Subjex stock. 30. In August 2006, FS and Warrington were notified that Subjex would no longer do business with either of them under the existing Agreement, that the issuance of the Warrant provided to FS on January 12, 2006, was procured by fraud, and that Subjex intended to cancel the Warrant. As a result of FS’s, Warrington’s, and Walsh’s misrepresentations to Subjex and Hyder which induced them to enter into the agreements and FS’s, Warrington’s, and Walsh’s breach of the agreements, the warrants have been canceled.
31. Following the notification to FS and Warrington that Subjex considered the Agreements entered into by the parties to have been breached by FS and Warrington, FS, Warrington, and Walsh established a FAQ page on their website intended to damage the DN: 321682 15 reputation of Subjex and lower the value of its stock. The following are comments made in the FAQ page. Subjex has made the statement below through the public filing within its 10QSB on November 9th, 2006. The statement refers to a breach of the parties’ agreements. It is FarSuperior’s position that the breach was Subjex’s inability to perform as called for within the parties’ ongoing sales agreements dealing with Subjex’s core CSR software programming and the support of the sales produced by FarSuperior. These breaches by Subjex, while effectively eliminating additional sales by FarSuperior, did not create an event where the consideration already paid to FarSuperior Management could be canceled or recalled. No such provisions existed within the parties’ Binding Letter of Intent or the Bill of Sale. FarSuperior delivered in good faith its assets and cash flow, as acknowledged by Subjex within various press releases. These FarSuperior assets and cash flow allowed Subjex to continue operations, further develop its core programming which is being used today with the company’s FMS program and grow into the base of business it is pursuing today. As reported within Subjex 10QSB in May, the first quarter revenues following the acquisition were attributed to FarSuperior, and allowed Subjex to significantly upgrade its software as well as client/prospect retention methods. When you review each of the quarterly filings for Subjex, from 2002 through the most recent filing, the assets and business model provided by FarSuperior represent the single largest source of revenue for the company, all of which dealing with the new sales of Subjex core program to FarSuperior clients through the business model created by FarSuperior Management.

Index

32. Subjex has not breached any of the agreements entered into by the parties. All breaches have been on the part of FS, Warrington and Walsh. FS did not deliver assets or provide cash to Subjex “in good faith.” As a result, the FarSuperior product could not be integrated with Subjex’s systems. Subjex was entitled to cancel the warrants DN: 321682 16 because the conditions provided for in the Agreements were not met and FS, Warrington and Walsh failed to meet their obligations under the Agreements.
33. The statement that the assets and business model “provided by FarSuperior represent the single largest source of revenue for the company” is false. Although Warrington made sales of SubjexCRS to four customers in early 2006, because of FS’s failure to deliver any of the assets purchased by Subjex, the product he marketed to such customers could not be delivered and Subjex had to return all monies paid to it by the customers. The statements in the FAQ page are false and misrepresent the facts concerning the agreements and relationship between the parties.

COUNTERCLAIM I: Breach of the Agreement
34. Defendants and counter-plaintiffs incorporate by reference the allegations in paragraphs 1 - 33 above.
35. The Binding Letter of Intent formed a contract between Subjex and FS for the purchase by Subjex of the business called FarSuperior.com and Related Assets which are identified in the contract.

Index

36. FS breached the contract by failing to deliver to Subjex the business called FarSuperior.com and the Related Assets.
37. FS’ breach of the contract has caused damages to Subjex in an amount in excess of $75,000.

COUNTERCLAIM II: Breach of the Exclusive Management Contract
38. Defendants and co-plaintiffs incorporate by reference the allegations in paragraphs 1 – 37 above. DN: 321682 17
39. FS and Warrington breached the terms of the Exclusive Management Contract. Under the contract, FS and Warrington agreed to use their best efforts in the development of the FarSuperior business and to use their best efforts to protect and enhance the mutual financial benefits they anticipated through their agreements with Subjex. Neither FS nor Warrington used best efforts to develop the FarSuperior business.
40. FS’ and Warrington’s breach of the Exclusive Management Contract has caused damages to Subjex in an amount in excess of $75,000.

COUNTERCLAIM III: Breach of the Warranty Bill of Sale
41. Defendants and counter-plaintiffs incorporate by reference the allegations in paragraphs 1 - 40 above.
42. Under the Warranty Bill of Sale, FS and Walsh agreed to sell and transfer to Subjex Corporation all FarSuperior domain names, programs, client lists, and business contracts with vendors and advertisers. None of these assets have ever been delivered to Subjex as provided in this contract.
43. FS’ and Walsh’s breach of the Warranty Bill of Sale have caused damages to Subjex in an amount in excess of $75,000.

COUNTERCLAIM IV: Defamation
44. Defendants and counter-plaintiffs incorporate by reference the allegations in paragraphs 1 - 43 above.
45. FS, Warrington, and Walsh have published false statements on the FarSuperior and Raging Bull websites which attack the integrity of Subjex and impute fraud, deceit, dishonesty or reprehensible conduct in business. DN: 321682 18
46. The false statements that they have made have harmed the reputation of Subjex and Hyder, lowering both Subjex and Hyder’s esteem in the community, injuring their character, and deterring third persons from associating or dealing with them.
47. Such false statements were made by FS, Walsh and Warrington intentionally for the purpose of communicating statements of a defamatory nature and to harm the reputation of Subjex and Hyder and the value of Subjex stock.
48. The actions of FS, Walsh and Warrington have caused damage to Subjex and Hyder’s reputation in the community, economic loss, and lost opportunity, and have caused Hyder emotional distress, humiliation, and embarrassment.

COUNTERCLAIM V: Breach of Duty of Good Faith and Fair Dealing
49. Defendants and counter-claimants incorporate by reference the allegations in paragraphs 1 - 48 above.
50. FS and Warrington had a duty to act in good faith under the agreements, including the Exclusive Management Contract, and not to unjustifiably hinder the other party’s performance of the contract.
51. FS and Warrington did not act in good faith under the agreements, and failed to use commercially reasonable efforts to perform the agreements.
52. FS and Warrington’s actions have caused damages to Subjex in an amount in excess of $75,000.

Index

COUNTERCLAIM VI: Misrepresentation and Fraud
53. Defendants and counter-plaintiffs incorporate by reference the allegations in paragraphs 1 – 52 above. DN: 321682 19
54. FS, Warrington and Walsh falsely represented material facts to Subjex, including that they had developed a business called FarSuperior.com, including programming code, scripts, database files and records to support the day-to-day operation of the business, that through use of the software FS had developed, the FarSuperior business could be successfully integrated with SubjexCSR, and that the FarSuperior business would generate significant revenues for Subjex.
55. At the time the false representations were made, FS, Warrington and Walsh knew the representations were false and that no usable software had been developed for the FarSuperior.com business.
56. The false representations were made by FS, Warrington and Walsh intending that Subjex and Hyder would rely on them.
57. Subjex and Hyder in fact relied and acted on the false representations, entering into the Binding Letter of Intent and other agreements based on the representations.
58. Subjex and Hyder were harmed as a direct result of relying on the false representations of FS, Warrington and Walsh.
59. As a result of the misrepresentation and fraud, Subjex and Hyder have been damaged in an amount in excess of $75, 000.

COUNTERCLAIM VII: Negligent Misrepresentation
60. Defendants and counter-plaintiffs incorporate by reference the allegations in paragraphs 1 – 59 above. DN: 321682 20
61. FS, Warrington, and Walsh made the false representations described in paragraph 54 to Subjex and Hyder in the course of conducting business transactions in which FS, Warrington, and Walsh had a financial interest.
62. FS, Warrington, and Walsh supplied the false information to Subjex and Hyder to guide Subjex and Hyder in conducting their own business transactions.
63. FS, Warrington, and Walsh failed to use reasonable care or competence in communicating the information to Subjex and Hyder.
64. Subjex and Hyder relied on the false information supplied by FS, Warrington, and Walsh, including that they possessed a business called FarSuperior.com and the programming code, scripts, database files and records necessary for the day-today operation of the business, and entered into agreements with them.
65. Subjex and Hyder were justified in relying on this information.
66. Subjex and Hyder were financially harmed by relying on the information in an amount in excess of $75,000.

COUNTERCLAIM VIII: Interference with Prospective Advantage
67. Defendants and counter-plaintiffs incorporate by reference the allegations in paragraphs 1 – 66 above.

Index

68. After Subjex informed FS that it would no longer continue to do business with it and that it was cancelling the warrants, Subjex, Warrington, and Walsh improperly interfered with Subjex’ prospective relationship with shareholders by inducing or causing such shareholders to sell their shares in Subjex.
DN: 321682 21
69. Subjex is informed and believes and therefore alleges that FS, Warrington and Walsh are contacting Subjex shareholders and potential shareholders and making false and defamatory statements to them about Subjex.
70. This interference has caused injury to Subjex through the loss of benefits of the prospective relationship and relationships with shareholders.
71. As a result of the interference, Subjex has been damaged in an amount in excess of $75,000.

COUNTERCLAIM IX: Unjust Enrichment
72. Defendants and counter-plaintiffs incorporate by reference the allegations in paragraphs 1 – 71 above.
73. FS, Warrington, and Walsh have been unjustly enriched by their improper conduct at the expense of and to the detriment of Subjex and Hyder.

COUNTERCLAIM X: Equitable Relief
74. Defendants and counter-plaintiffs incorporate by reference the allegations in paragraphs 1 – 73 above.
75. As a direct and proximate consequence of the acts of FS, Warrington, and Walsh, Subjex has suffered and will suffer damage and injury to its business; and FS, Warrington, and Walsh have been and will be unjustly enriched at the expense of Subjex. Unless restrained, defendants will continue to commit the acts complained of herein.
76. Subjex has no claim, speedy or adequate remedy at law and requires the aid of a court of equity so that FS, Warrington, and Walsh may be enjoined and restrained DN: 321682 22 from continuing to engage in illegal acts harmful to Subjex. Unless FS, Warrington, and Walsh are enjoined, Subjex will be irreparably harmed. WHEREFORE, Subjex and Hyder pray that the Court enter judgment as follows:
1. FarSuperior Management, LLC’s Complaint be dismissed with prejudice;
2. a preliminary and permanent injunction be entered prohibiting FarSuperior Management, LLC, Warrington, or Walsh or any of their affiliates, agents, or representatives from defaming or disparaging Subjex, its products, or Andrew Hyder or taking other actions to harm the business or reputation of Subjex or Hyder;
3. for damages sustained by Subjex by reason of FarSuperior Management, LLC, Warrington, and Walsh’s wrongful acts;
4. for an award of attorneys fees;
5. for an award of costs and disbursements; and
6. for such other relief as the Court deems just and reasonable.
Dated: May 23, 2007 HALLELAND LEWIS NILAN & JOHNSON, P.A.
By: s/ Karna A. Berg
Karna A. Berg - Reg. No. 198432
U.S. Bank Center South, Suite 600
220 South Sixth Street
Minneapolis, MN 55402
Telephone: (612) 338-1838
Attorneys for Defendants Subjex Corporation and Andrew Hyder

Index

UNITED STATES DISTRICT COURT
DISTRICT OF MINNESOTA
FarSuperior Management, LLC, an Arizona
Limited Liability Company
Plaintiff,
v.
Subjex Corporation, “SBJX.OB” a
Minnesota Corporation; Andrew Dean
Hyder, an individual, married man and
resident of Hennepin County; Jane Does 1-
10, and John Does 1- 10,
Defendants.
Court File No.: 07-cv-2324 DSD/SRN
AMENDED NOTICE
OF MOTION FOR LEAVE
TO JOIN ADDITIONAL
DEFENDANTS
TO: Plaintiff FarSuperior Management, LLC and its attorney Jeffrey H. Butwinick,
1595 Bohland Avenue, St. Paul, MN 55116.

PLEASE TAKE NOTICE that pursuant to Rules 13(h) and 20(a) of the Federal Rules of Civil Procedure, on Friday, July 6, 2007, at 2:00 p.m., in Courtroom 9E of the U.S. Courthouse, 300 South 4th Street, Minneapolis, Minnesota, Defendants Subjex Corporation and Andrew Dean Hyder, by and through counsel, will move the Court for leave to join as additional defendants Wayne Warrington and Howard Walsh.
Dated: May 24, 2007 HALLELAND LEWIS NILAN & JOHNSON, P.A.
By: s/ Karna A. Berg
Karna A. Berg – Reg. No. 198432
Courtney Rogers Reid – Reg. No. 323317
U.S. Bank Center South, Suite 600
220 South Sixth Street
Minneapolis, MN 55402
Telephone: (612) 338-1838
Attorneys for Defendants Subjex Corporation
and Andrew Hyder

This filing completes Subjex Corporations obligations as it relates to the filing requirements of an 8-K filing as defined by the SEC.

On July 1, 2007 a material event occurred which was not made in the ordinary course of Subjex Corporation business thus prompting an 8k filing with the SEC. It was announced that Ronald N. Silberstein, CPA, PLLC. 30201 Orchard Lake Road, Suite 150, Farmington Hills, Michigan 48334
has merged with Maddox Ungar, PPL forming a new accounting firm. The name of the newly formed firm is Maddox Ungar Silberstein, PLLC as a result becoming Subjex Corporation’s new independent auditor and certifying accountant.

An amended 8-KA was filed on July 6, 2007 to include the additional following information:

Index

RONALD N. SILBERSTEIN, C.P.A., P.L.L.C.
30201 ORCHARDLAKEROAD, SUITE 150
FARMINGTON HILLS, MICHIGAN 48334
TEL:  (248) 330-6226  ●   FAX: (248) 479-0578
Internet: www.ronscpa.com

July 6, 2007

Securities and Exchange Commission
450 Fifth St., N.W.
Washington, DC 20549

RE: Subjex Corp.

Ladies and Gentlemen:

We have read the statements made by Subjex Corp. in Item 4.01 of the accompanying Form 8-K filed with the Securities and Exchange Commission.  We agree with the statements contained herein concerning our firm.

Very Truly Yours,

/s/ Ronald N. Silberstein, C.P.A., P.L.L.C.
Ronald N. Silberstein, C.P.A., P.L.L.C.
Farmington Hills, Michigan

On July 9th, 2007 an event occurred which was not made in the ordinary course of Subjex Corporation business thus prompting an 8k filing with the SEC.

On July 9th, 2007 the Company signed in exclusive licensing agreement with Beard Creek Inc. a private Nevada Corporation for the licensing of software algorithms upon which the SubjexFMS software product has been tested and built around.  Beard Creek, (“BC”) is owned by Andrew D Hyder. BC is the owner of, or has acquired the rights to, software, algorithms, documentation and intellectual property rights of certain inventions by Andrew Dean Hyder called Forecast Market Software, (“FMS”) along with a Money Management System (“MMS”) invented by Mr. Hyder prior to the founding and formation of SBJX and or BC. This Software and intellectual property is identified as algorithms, systems and methodologies which enable the forecasting of markets and or securities. This software and intellectual property identified as a money management system for hedging, cost averaging and minimizing loss and maximizing gains in situations in the markets and in situations of chance; all of which will herein collectively be called the “Software”.

In early 2006, BC in good faith allowed SBJX to examine the Software for possible use as a SBJX product. In August 2006 BC allowed SBJX to perform a non-obligatory voluntary test of the “Software” systems, to determine if a business model could be built around the “Software” and to determine its fitness for use and market acceptance. BC was not compensated for this test in lieu of a setup fee upon acceptance of the licensing agreement by SBJX. Because of the overwhelming success of the tests made by SBJX with the “Software” both parties have now entered into a long term exclusive licensing agreement.

Index

The intent of the agreement is for BC to exclusively license the “Software” to SBJX for a 10 year term which will auto-renew every 10 years.  Included for the benefit of the Subjex Corporation shareholders is a strict termination clause in the agreement which limits termination to unique events such as the removal of the board of directors, Subjex management or any hostel take over that should befall Subjex Corporation.

A Summary of the Consideration of the Agreement:

(1) BC shall receive a One-Hundred Thousand dollar ($100,000.00) one time set up and delivery fee from SBJX upon execution of this agreement or at some future date as directed by BC. (2) BC shall receive 10% of all revenues generated as a result of SBJX usage of the “Software” paid on a quarterly basis. (3) BC shall receive ten million (10,000,000) shares of common stock of SBJX payable upon execution of this agreement or at some future date as directed by BC.  (4) BC shall receive one free SubjexFMS account for the personal use of Mr. Hyder. (5) If this Agreement is terminated by Subjex Corporation as outlined in the agreement and the “Software” is sold or in any way re-licensed by BC to another party, SBJX will be entitled to 10% of the transaction value.

This filing completes Subjex Corporations obligations as it relates to the filing requirements of an 8-K filing as defined by the SEC.

Merger Involving Independent Accountants

On July 1, 2007, Subjex Corporation (the “Company”) was informed by Ronald N. Silberstein, CPA, PLLC ("RNS"), the independent registered public accounting firm for the Company, as follows:

1.
RNS has consummated a merger (the “Merger”) with Maddox Unger, PLLC ("MU"). The name of the post-merger firm is Maddox Ungar Silberstein, PLLC ("RNS + MU"), which is registered with the Public Company Accounting Oversight Board (United States); and

2.	The Company is required to file this Form 8-K as notification that RNS + MU succeeds RNS as the Company’s independent registered auditor.

Changes in Registrant’s Certifying Accountants

As a result of the Merger described above, on July 1, 2007, RNS resigned as the Company’s independent registered auditor.  The Company has engaged RNS + MU as its independent registered auditor effective July 1, 2007.  The decision to change auditors was approved by the Company’s board of directors.  The Company did not consult with RNS + MU on any matters prior to retaining such firm as its independent registered auditor.

The Company retained RNS on September 1, 2006.  RNS’s audit reports on the financial statements of the Company for the periods from September 30, 2007 to March 31, 2007 contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

From the periods from September 30, 2006 to March 31, 2007, and through the interim period ended July 1, 2007, there were no disagreements with RNS on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of RNS would have caused them to make reference thereto in their reports on the financial statements for such periods.

From the periods from September 30, 2006 and to March 31, 2007, and through the interim period ended July 1, 2007,  RNS did not advise the Company with respect to any of the matters described in paragraphs (a)(1)(iv)(A) and (B) of Item 304 of Regulation S-B.

On July 17, 2007, the Company provided RNS with its disclosures in this Form 8-K disclosing the resignation of RNS and requested in writing that RNS furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. RNS’s response is filed as an exhibit to this Current Report on Form 8-K.

Index

16.1 Letter from Former Accountant

RONALD N. SILBERSTEIN, C.P.A., P.L.L.C.
30201 ORCHARDLAKEROAD, SUITE 150
FARMINGTON HILLS, MICHIGAN 48334
TEL:  (248) 330-6226  ●   FAX: (248) 479-0578
Internet: www.ronscpa.com

July 18, 2007

Securities and Exchange Commission
450 Fifth St., N.W.
Washington, DC 20549

RE: Subjex Corp.

Ladies and Gentlemen:

We have read the statements made by Subjex Corp. in Item 4.01 of the accompanying Form 8-K filed with the Securities and Exchange Commission.  We agree with the statements contained herein concerning our firm.

Very Truly Yours,

/s/ Ronald N. Silberstein, C.P.A., P.L.L.C.
Ronald N. Silberstein, C.P.A., P.L.L.C.
Farmington Hills, Michigan

This filing completes Subjex Corporations obligations as it relates to the filing requirements of an 8K filing as defined by the SEC.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.

Subjex Corporation
Date:  August 14, 2007

NAME	TITLE
/s/ Andrew D. Hyder	President and Chief Executive Officer,

Exhibit Index
Exhibit 31.1	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002