Form 10KSB/A
period 2006-12-31
SUBJEX CORP
filed 2007-09-13
CIK 1107699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB-AMENDED

Item 6: Management's Discussion & Analysis of Financial Condition and Results of Operations; and
Item 7: Financial Statements

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___to___

Commission File Number 0-29711

Subjex Corporation
(Exact name of issuer as specified in its charter)

Minnesota	41-1596056
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3245 Hennepin Ave S Suite 1, Minneapolis MN	55408
(Address of Principal Executive Offices)	(Zip Code)

(612) 827-2203
 (Issuer’s telephone number)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, no par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                      Yes ☒        No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

ITEM 6:  Management's Discussion & Analysis of Financial Condition and Results of Operations

The Company’s operating expenses were $456,267 in 2006 compared to $527,990 in 2005. The decrease was caused by a change in its spending in 2006 and due to its new marketing approach.

The Company generated revenues of $114,753 and $72,958 in 2006 and 2005, respectively.  $82,000 of the revenue in 2006 was generated from SubjexCSR Expert sales.  Due to the breach of contract by FarSuperior the company canceled its contract in 2006 however that did not affect the sales made by FarSuperior from a contractual perspective. The failure of the FarSuperior’s agreement did not undue the sales made by FarSuperior because FarSuperior was selling (in part) existing Subjex Corporation products. Therefore the FarSuperior agreement and the sales made by them were completely different transactions and the company was still under obligation to make good on these sales in 2006. In 2007 the Company realized that it was unable to complete these sales therefore it made refund offers to these clients which were accepted.  These refunds were not part of any agreements with FarSuperior nor were they part of the original sales agreements.  Since the breach of contract by FarSuperior occurred in 2006 the agreements made with each client in 2007 represent a Type I subsequent event (i.e. indicative of conditions existing at the balance-sheet date) therefore these revenues have been reversed and are pending refund as of December 31, 2006.  As a result the financial statements show the revenues to be $32,753 for the year 2006.

 Revenue levels by themselves were not sufficient to sustain the Company’s operations in 2006; therefore funds were raised from the sale of common stock to the Company’s investor base to meet its financial needs.  The Company used a “just-in-time” funding method, in an effort to hold off dilution of its stock, by not raising more funds than necessary while its stock price was low.

The Company does not expect to raise additional capital from the issuance of common stock for operations. However the Company is currently considering the sale of common stock for its direct usage in SubjexFMS for the direct benefit of Subjex Corporation. This funding is expected to bring the Company sizeable revenue gains and is the only stock sale dilution being considered at this time.  Factors that may affect the Company's operating results include the success of marketing efforts and potential mergers or acquisitions.

Liquidity and Capital Resources

The accumulated deficit from inception to December 31, 2006 was $5,362,776. To date, most of the operations of the Company have been funded by monies raised through the issuance of common stock. However management believes it has enough funds on hand along with revenues to sustain operations on a going forward basis.

The Company is now focused on its use of capital resources which support enhancement of sales growth.  . Management is also developing further plans with its finder’s network and systems to increase the growth curve in the Company’s profit margin. It is managements desire to hold expenditures to a minimum by means of the Company’s reliance on it own software solutions. The Company plans to use its profits to further grow its market share, start its dividend program, and buy back its stock. This stock buy back program is intended to support the public stock price and build a stock reserve for future use in possible acquisitions or as security in debt financings. Any proceeds from debt financings will be used in the Company’s own FMS implementation to further build its revenues.

ITEM 7: Financial Statements

The financial statements of the Company are included herein.

SUBJEX CORPORATION
BALANCE SHEETS

	December 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash	$96,835	$2,215
Accounts receivable	-	150
Prepaid expenses	8,395	19,045

Total current assets	105,230	21,410

Property and Equipment, net	13,676	17,370
Other Assets, net	8,101	-

Total assets	$127,007	$38,780

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Short-term notes payable	$58,634	$32,150
Subordinated convertible notes payable	23,000	23,000
Current portion of long -term debt	-	1,873
Accounts payable	77,985	92,281
Accrued expenses:
Payroll and payroll taxes	11,226	129,373
Refunds payable	82,000	-
Interest	20,783	17,909

Total current liabilities	273,628	296,586

Long-term Debt:
Long-term debt, less current portion	-	20,611

Total liabilities	273,628	317,197

Stockholders' Deficit:
Common stock, no par or stated value; 100,000,000 shares authorized: 64,051,737 and 49,105,648 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	5,216,155	4,624,730
Subscription received		29,000
Accumulated deficit	(5,362,776)	(4,932,147)

Total stockholders' Deficit	(146,621)	(278,417)

Total liabilities and stockholders’ deficit	$127,007	$38,780

The accompanying notes are an integral part of these financial statements.

SUBJEX CORPORTION
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005

Revenues:
Gross revenue	$114,753	$72,958
Refunds payable	(82,000)	-
Net revenue	32,753	72,958

Expenses:
Selling, general and administrative	456,267	527,990

Total operating expense	456,267	527,990

Operating loss	(423,514)	(455,032)

Other income (expense):

Interest expense	(7,115)	(12,759)

Net loss	$(430,629)	$(467,791)

Net loss per basic and diluted common share	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	64,051,737	45,588,655

The accompanying notes are an integral part of these financial statements.

SUBJEX CORPORTION
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(430,629)	$(467,791)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	7,999	10,761
Restricted stock compensation expense	27,500	14,979
Non cash common stock issued for consulting services	55,000	50,000
Changes in operating assets and liabilities:
Accounts receivable	150	(150)
Prepaid expenses	8,395	(17,045)
Accounts payable	(14,296)	20,161
Refunds payable	82,000	-
Payroll and payroll taxes payable	(118,147)	12,870
Other liability	3,378	-
Accrued interest	2,874	4,905

Net cash flows used in operating activities	(375,776)	(371,310)

Cash flows from investing activities:
Purchase of property and equipment	(4,029)	(10,546)

Net cash flows used in investing activities	(4,029)	(10,546)

Cash flows from financing activities:
Proceeds from issuance of common stock	474,425	254,409
Subscriptions received	-	29,000
Proceeds from issuance of notes payable	-	64,000
Proceeds from subordinated note payable	-	200
Principal payments on long-term debt	-	(26,490)

Net cash flows provided by financing activities	474,425	321,119

Net increase (decrease) in cash and equivalents	94,620	(60,737)
Cash and cash equivalents at beginning of year	2,215	62,952

Cash and cash equivalents at end of year	$96,835	$2,215

The accompanying notes are an integral part of these financial statements.

STATEMENT OF SHAREHOLDERS EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock Shares	Amount	Accumulated Deficit	Shareholders' Equity (Deficit)

BALANCE, January 1, 2005	42,558,096	$4,305,342	$(4,464,356)	$(159,014)

Common stock issuance	5,523,267	254,409		254,409
Subscription received		29,000		29,000
Common stock issuance for consulting services	500,000	50,000		50,000

Restricted stock compensation	524,285	14,979		14,979

Net Loss			(467,791)	(467,791)

BALANCE, December 31, 2005	49,105,648	4,653,730	(4,932,147)	(278,417)

Common stock issuance	13,076,089	474,425		474,425

Common stock issuance for consulting services	1,000,000	55,000		55,000

Restricted stock compensation	500,000	27,500		27,500

Stock added to outstanding due to found certificates	370,000	-		-

Payments received for stock issued in previous years	-	5,500		5,500

Net Loss			(430,629)	(430,629)

BALANCE, December 31, 2006	64,051,737	$5,216,155	$(5,362,776)	$(146,621)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.

Subjex Corporation
Date:  September 12, 2007

NAME	TITLE
/s/ Andrew D. Hyder	President and Chief Executive Officer,