Form 10KSB/A
period 2006-12-31
SUBJEX CORP
filed 2007-10-24
CIK 1107699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB-AMENDED

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

Index

SUBJEX CORPORATION
FORM 10-KSB
YEAR ENDED DECEMBER 31, 2006

INDEX
ITEM		PAGE
6	Management's Discussion & Analysis of Financial Condition and Results of Operations (Adjusted)	2
7.	Financial Statements (Adjusted)	3

ITEM 6:  Management's Discussion & Analysis of Financial Condition and Results of Operations

The Company’s operating expenses were $456,267 in 2006 compared to $527,990 in 2005. The decrease was caused by a change in its spending in 2006 and due to its new marketing approach.

The Company generated revenues of $114,753 and $72,958 in 2006 and 2005, respectively.  $82,000 of the revenue in 2006 was generated from SubjexCSR Expert sales.  Due to the breach of contract by FarSuperior the company canceled its contract in 2006 however that did not affect the sales made by FarSuperior from a contractual perspective. The failure of the FarSuperior’s agreement did not undue the sales made by FarSuperior because FarSuperior was selling (in part) existing Subjex Corporation products. Therefore the FarSuperior agreement and the sales made by them were completely different transactions and the company was still under obligation to make good on these sales in 2006. In 2007 the Company realized that it was unable to complete these sales therefore it made refund offers to these clients which were accepted.  These refunds were not part of any agreements with FarSuperior nor were they part of the original sales agreements.  Since the breach of contract by FarSuperior occurred in 2006 the agreements made with each client in 2007 represent a Type I subsequent event (i.e. indicative of conditions existing at the balance-sheet date) therefore these revenues have been reversed and were pending refund as of December 31, 2006.  As a result, we have recorded the refund as if it occurred in 2006, and the financial statements as restated show the net revenues to be $32,753 for the year 2006.

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

Index

ITEM 7: Financial Statements

The adjusted financial statements of the Company are included herein.

SUBJEX CORPORATION
FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

Index

SUBJEX CORPORATION
BALANCE SHEETS

	December 31, 2006	December 31, 2005

	(Restated)
ASSETS
Current Assets:
Cash	$96,835	$2,215
Accounts receivable	-	150
Prepaid expenses	8,395	19,045

Total current assets	105,230	21,410

Property and Equipment, net	13,676	17,370
Other Assets, net	8,101	-

Total assets	$127,007	$38,780

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Short-term notes payable	$58,634	$32,150
Subordinated convertible notes payable	23,000	23,000
Current portion of long -term debt	-	1,873
Accounts payable	77,985	92,281
Accrued expenses:
Payroll and payroll taxes	11,226	129,373
Refunds payable	82,000	-
Interest	20,783	17,909

Total current liabilities	273,628	296,586

Long-term Debt:
Long-term debt, less current portion	-	20,611

Total liabilities	273,628	317,197

Stockholders' Deficit:
Common stock, no par or stated value; 100,000,000 shares authorized: 64,051,737 and 49,105,648 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	5,216,155	4,624,730
Subscription received	-	29,000
Accumulated deficit	(5,362,776)	(4,932,147)

Total stockholders' Deficit	(146,621)	(278,417)

Total liabilities and stockholders’ deficit	$127,007	$38,780

The accompanying notes are an integral part of these financial statements.

SUBJEX CORPORTION
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005
	(Restated)

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

SUBJEX CORPORTION
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005
	(Restated)

Cash flows from operating activities:
Net loss	$(430,629)	$(467,791)
Adjustments to reconcile net loss to
net cash flows from operating activities:
Depreciation and amortization	7,999	10,761
Restricted stock compensation expense	27,500	14,979
Non cash common stock issued for consulting services	55,000	50,000
Changes in operating assets and liabilities:
Accounts receivable	150	(150)
Prepaid expenses	(10,272)	(17,045)
Accounts payable	(14,296)	20,161
Refunds payable	82,000	-
Payroll and payroll taxes payable	(118,147)	12,870
Other liability	4,000	-
Accrued interest	2,874	4,905

Net cash flows used in operating activities	(393,821)	(371,310)

Cash flows from investing activities:
Purchase of property and equipment	(12,028)	(10,546)

Net cash flows used in investing activities	(12,028)	(10,546)

Cash flows from financing activities:
Proceeds from issuance of common stock	474,425	254,409
Subscriptions received	-	29,000
Proceeds from issuance of notes payable	15,044	64,000
Proceeds from subordinated note payable	-	200
Principal payments on long-term debt	11,000	(26,490)

Net cash flows provided by financing activities	500,469	321,119

Net increase (decrease) in cash and equivalents	94,620	(60,737)
Cash and cash equivalents at beginning of year	2,215	62,952

Cash and cash equivalents at end of year	$96,835	$2,215

The accompanying notes are an integral part of these financial statements.

Index

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

Index

NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 1.

The financial statements have been adjusted to reflect the revenues that have been reversed and were pending refund as of December 31, 2006.  See Item 6. Other items in the Cash flow statement have been adjusted due to being omitted by an oversight.

Index

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Ph (248) 203-0080
Fx (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025
www.maddoxungar.com

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited revenue, has incurred substantial losses from operations and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Maddox Ungar Silberstein, PLLC
Bingham Farms, Michigan
March 30, 2007 (except for Note 1, as to
which the date is September 21, 2007)

Index

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Ph (248) 203-0080
Fx (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025
www.maddoxungar.com

October 16, 2007

To the Board of Directors of
Subjex Corporation
Minneapolis, Minnesota

To Whom It May Concern:

Consent of Accountant

Maddox Ungar Silberstein, PLLC, hereby consents to the use in the Form 10-KSB/A, Annual Report Under Section 13 or 15(d) of the Securities Act of 1934, filed by Subjex Corporation of our report dated March 30, 2006, except for Note 1 as to which the date is September 21, 2007, relating to the financial statements of Subjex Corporation, a Minnesota Corporation, for the period ending December 31, 2006.

Sincerely,

/s/ Maddox Ungar Silberstein, PLLC

Maddox Ungar Silberstein, PLLC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.

Subjex Corporation
Date:  October 24, 2007

NAME	TITLE
/s/ Andrew D. Hyder	President and Chief Executive Officer,