Form 10QSB/A
period 2007-03-31
SUBJEX CORP
filed 2007-10-25
CIK 1107699

UNITED STATES SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB-AMENDED
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

Traditional Small Business Disclosure Format: Yes ☐  No ☒

Index

SUBJEX CORPORATION
FORM 10-QSB
QUARTER ENDED MARCH 31, 2007

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Restated)	3

PART II - OTHER INFORMATION

ITEM 5.	Other Information (Restated)	7

CERTIFICATION PURSUANT TO SECTION 06 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS SIGNATURES		9

References to the “Company,” the “Registrant,” “we”, “us” or “our” in this Quarterly Report on Form 10-QSB refer to Subjex Corporation., unless the context indicates otherwise.

Index

ITEM 1: Financial Statements

The restated financial statements of the Company are included herein.

SUBJEX CORPORATION
FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2007

TABLE OF CONTENTS

Balance Sheet (Restated)	4

Statements of Operations (Restated)	5

Statements of Cash Flows (Restated)	6

Notes to Financial Statements	7

Index

SUBJEX CORPORATION
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
	(Restated)
ASSETS
Current Assets:
Cash	$60,598	$96,835
Accounts receivable	29,312	-
Advances	8,607	-
Prepaid expenses	65,625	8,395

Total current assets	164,142	105,230

Property and Equipment, net	26,990	13,676
Other Assets, net	8,101	8,101

Total assets	$199,233	$127,007

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Short-term notes payable	32,634	58,634
Subordinated convertible notes payable	23,000	23,000
Accounts payable	84,502	77,985
Accrued expenses:
Payroll and payroll taxes	8,765	11,226
Refunds payable	-	82,000
Interest	20,783	20,783

Total current liabilities	169,684	273,628

Long-term debt:
Long-term debt, less current portion	-	-

Total liabilities	169,684	273,628

Stockholders' deficit:
Common stock, no par or stated value; 100,000,000 shares authorized: 68,394,711 and 64,051,737 shares issued and outstanding at March 31, 2007and December 31, 2006, respectively	5,570,405	5,216,155
Accumulated deficit	(5,540,856)	(5,362,776)

Stockholders' deficit	29,549	(146,621)

Total liabilities and stockholders’ deficit	$199,233	$127,007

The accompanying notes are an integral part of these financial statements.

Index

SUBJEX CORPORTION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(Restated)

Revenues	$40,374	$88,726

Expenses:
Selling, general and administrative	218,454	133,412

Total operating expense	218,454	133,412

Operating loss	(178,080)	(44,686)

Other income (expense)
Interest expense	-	(719)

Net loss	$(178,080)	$(45,405)

Net loss per basic and diluted common share	$(0.001)	$(0.001)

Weighted average common shares outstanding - basic and diluted	68,394,711	49,355,648

The accompanying notes are an integral part of these financial statements.

Index

SUBJEX CORPORTION
STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2007	2006
	(Restated)

Cash flow from operating activities:
Net loss	$(178,080)	$(45,405)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	2,769	1,976
Non cash common stock issued for conslulting services	77,250	-
Non cash common stock issued for refund of previous year revenue	82,000	-
Non cash common stock issued to settle other liability	20,000	-
Changes in operating assets and liabilities:
Accounts receivable	(29,312)	(7,250)
Prepaid expenses	(57,230)	12,120
Accounts payable	6,517	19,635
Other liability	(26,000)	-
Payroll and payroll taxes	(11,068)	(3,665)
Refunds Payable	(82,000)	-
Accrued interest	-	719
Deferred revenue	-	7,000

Net cash used in operating activities	(195,154)	(14,870)

Cash flow from investing activities:
Purchase of property and equipment	(16,083)	(525)

Net cash used in investing activities	(16,083)	(525)

Cash flow from financing activities:
Checks written in excess of bank balance	-	180
Proceeds from issuance of capital stock	175,000	-
Proceeds from stock subscriptions	-	11,000
Proceeds from issuance of notes payable	-	2,000

Net cash provided by financing activities	175,000	13,180

Decrease in cash	(36,237)	(2,215)
Cash at beginning of period	96,835	2,215

Cash at end of period	$60,598	$-

The accompanying notes are an integral part of these financial statements.

Index

Notes to the Financial Statements (unaudited)
Note 1.  Basis of Presentation

The accompanying restated, unaudited condensed financial statements of Subjex Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the restated, unaudited condensed financial statements. There are no additional material subsequent events or material contingencies that require disclosure. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these restated, unaudited condensed financial statements should be read in conjunction with Management’s Discussion and Analysis  contained in this report and with the financial statements and accompanying notes included in the Annual Report on Form 10-KSB for the year ended December 31, 2006.

Note 3.  Going Concern

The financial performance and operational data for the first quarter of 2007 indicate that the Company does have the ability to continue as a going concern and can operate without the intention or threat of liquidation for the foreseeable future. It is management’s assertion based upon the operational performance of the first quarter of 2007 that the Company can in fact survive on current revenues; will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of operations.

This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities and commitments in the normal course of operations. Since inception, the Company has incurred losses of $5,540,856 and has a working capital deficit of $178,080 as of March 31, 2007.  The Company had a working capital deficit and recurring net losses from operations in 2006 also. These factors had previously created doubt in 2006 about the Company's ability to continue as a going concern. However, subsequent events in 2007 have substantially and significantly changed the outlook of the Company.

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

PART II – OTHER INFORMATION

Item 5. Other Information

The Company generated revenues of $114,753 in 2006.  $82,000 of the revenue in 2006 was generated from SubjexCSR Expert sales.  Due to the breach of contract by FarSuperior the company canceled its contract in 2006 however that did not affect the sales made by FarSuperior from a contractual perspective. The failure of the FarSuperior’s agreement did not undue the sales made by FarSuperior because FarSuperior was selling (in part) existing Subjex Corporation products. Therefore the FarSuperior agreement and the sales made by them were completely different transactions and the company was still under obligation to make good on these sales in 2006. In 2007 the Company realized that it was unable to complete these sales therefore it made refund offers to these clients which were accepted.  These refunds were not part of any agreements with FarSuperior nor were they part of the original sales agreements.  Since the breach of contract by FarSuperior occurred in 2006 the agreements made with each client in 2007 represent a Type I subsequent event (i.e. indicative of conditions existing at the balance-sheet date) therefore these revenues were reversed and were pending refund as of December 31, 2006.  As a result, we recorded the refund as if it occurred in 2006, instead of occurring in the first quarter of 2007 as previously filed. Therefore the financial statements have been restated to show the adjustment made. The restated net revenue is $40,374 for March 31, 2007.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.

Subjex Corporation
Date: October 25, 2007

NAME	TITLE
/s/ Andrew D. Hyder	President and Chief Executive Officer