Form 10QSB
period 2007-09-30
SUBJEX CORP
filed 2007-11-14
CIK 1107699

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  Quarterly Report under Section 13 OR 15(d) of the Security and Exchange Act of 1934
For the quarterly period ended September 30, 2007

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

The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer on November 7, 2007 based on the closing price of the common stock as reported on the OTC Bulletin Board on such date was $3,264,210.

As of November 7, 2007 there were 81,605,244 outstanding shares of common stock, no par value.

Traditional Small Business Disclosure Format: Yes ☐   No ☒

SUBJEX CORPORATION

ITEM	INDEX	PAGE

PART I - FINANCIAL INFORMATION

	ITEM 1. FINANCIAL STATEMENTS

	Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006 (audited)	3

	Statements of Operations for the Three and Nine Months Ended September 30, 2007 and September 30, 2006	4

	Statements of Cash Flows for the Nine Months Ended September 30, 2007 and September 30, 2006	5

	Notes to the Financial Statements	6

	ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7

	ITEM 3. CONTROLS AND PROCEDURES	8

PART II – OTHER INFORMATION		9

	ITEM 1. LEGAL PROCEEDINGS

	ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

	ITEM 3. DEFAULTS UPON SENIOR SECURITIES

	ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	ITEM 5. OTHER INFORMATION

	ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

CERTIFICATION PURSUANT TO SECTION 06 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS		17

SIGNATURES

Index

SUBJEX CORPORATION
BALANCE SHEETS
(Unaudited)
	30-Sep	31-Dec
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$5,659	$96,835
Deposits	2,611	-
Accounts receivable	1,517	-
Advance	21,274	-
Prepaid expenses	38,375	8,395

Total current assets	69,436	105,230

Property and equipment, net	21,742	13,676
Other Assets, net	1,000	8,101

Total assets	$92,178	$127,007

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Short-term notes payable	$2,484	$58,634
Subordinated convertible notes payable	23,000	23,000
Notes Payable-Due on demand	79,537	-
Accounts payable	119,880	77,985
Accrued expenses:
Payroll and payroll taxes	22,447	11,226
Refunds payable	-	82,000
Interest	22,939	20,783
Other liability	24,136	-

Total current liabilities	294,423	273,628

Long-term debt:
Long-term debt, less current portion	-	-

Total liabilities	294,423	273,628

Stockholders' deficit:
Common stock, no par or stated value; 100,000,000 shares authorized: 80,767,011 and 64,051,737 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	6,358,908	5,216,155
Subscription received	20,000	-
Accumulated deficit	(6,581,153)	(5,362,776)

Stockholders' deficit	(202,245)	(146,621)

Total liabilities and stockholders’ deficit	$92,178	$127,007

This balance sheet is taken from the 2006 10kab/a figures see Item 5. Other Information in ths filing

The accompanying notes are an integral part of these financial statements.

Index

SUBJEX CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
			Restated
	2007	2006	2007	2006

Revenues	$2,160	$5,121	$83,280	$25,618

Expenses:
Selling, general and administrative	629,034	74,632	1,297,641	272,784

Total operating expense	629,034	74,632	1,297,641	272,784

Operating loss	(626,874)	(69,511)	(1,214,361)	(247,166)

Other income (expense)
Interest expense	(1,063)	(719)	(4,016)	(2,996)

Net loss	$(627,937)	$(70,230)	$(1,218,377)	$(250,162)

Net loss per basic and diluted common share outstanding - basic and diluted	$(0.008)	$(0.001)	$(0.001)	$(0.003)

Weighted average common shares outstanding- basic and diluted	80,767,011	49,905,648	80,767,011	49,905,648

82,000 subtracted from revenue 2006 see 10ksb/a  as this amount was determined to never be revenue see Item 5. Other Information in this filing

82,000 added to loss 2006 see 10ksb/a as this amount was determined to never be revenue therefore making the loss greater see Item 5. Other Information in this filing

The accompanying notes are an integral part of these financial statements

Index

SUBJEX CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended Sept 30,
		Restated
	2006	2006
Cash flow from operating activities:
Net loss	$(1,218,377)	$(250,162)
Adjustments to reconcile net loss to
net cash flows used in operating activities:
Depreciation and amortization	8,312	5,929
Amortization prepaid expense	45,020	19,688
Non cash stock compensation expenses	732,003	-
Changes in operating assets and liabilities:
Accounts receivable	(1,517)	150
Prepaid expenses	(75,000)	(5,000)
Accounts payable	41,895	(10,032)
Refunds payable	(82,000)	82,000
Payroll and payroll taxes	11,220	(57,400)
Accrued interest	2,156	2,156
Other accrued expenses	26,249	6,483

Net cash used in operating activities	(510,039)	(206,188)

Cash flow from investing activities:
Purchase of property and equipment	(11,887)	(1,447)

Net cash used in investing activities	(11,887)	(1,447)

Cash flow from financing activities:
Proceeds from issuance of capital stock	410,750	177,500
Proceeds from stock subscriptions	20,000	17,500
Proceeds from subordinated convertible note	-	120,000
Principal payments on long-term debt	-	(2,484)

Net cash provided by financing activities	430,750	312,516

Increase (decrease) in cash	(91,176)	104,881
Cash at beginning of period	96,835	2,215

Cash at end of period	$5,659	$107,096

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

82,000 added to loss 2006 see 10ksb/as this amount was determined to never be revenue therefore making the loss greater see Item 5. Other Information in this filing

82,000 was refunded in first qtr 2007 see 10ksb/a as this amount was determined to never be revenue see Item 5. Other Information in this filing

The accompanying notes are an integral part of these financial statements.

Index

Notes to the Financial Statements (unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed financial statements of Subjex Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed financial statements. There are no additional material subsequent events or material contingencies that require disclosure. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed financial statements should be read in conjunction with Management’s Discussion and Analysis  contained in this report and with the financial statements and accompanying notes included in the Annual Report on Form 10-KSB/a for the year ended December 31, 2006.

Note 2. Acquisition of Assets

None

Note 3.  Going Concern

Historically the financial performance and operational data for the Company’s “FMS” product generates an average of 12% per quarter. Based upon the current level of funds mirroring the FMS program, FMS needs to generate 10% in the 4th quarter to continue as a going concern and to operate without the intention or threat of liquidation. It is management’s assertion based upon the operational performance of FMS that the Company can in fact survive on revenues on a going forward basis if FMS current performance continues to maintain its quarterly operational average. In doing so the Company will be able to realize assets and discharge liabilities in the normal course of operations.

This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities and commitments in the normal course of operations. Since inception, the Company has incurred losses of $6,581,152 and has a working capital deficit of $202,245 as of September 30, 2007.  Second quarter FMS results generated 3.786% for the quarter and based upon the level of funds mirroring the FMS program this was not enough gain to cover expenses. Third quarter revenues were not enough to cover expenses. However the company expects to generate FMS percentage gains going forward more in line with its historical gains which would make the company profitable for the next quarter. No assurance however can be given that this performance will continue, despite management’s confidence that it will continue.  FMS operation contains certain risks and consideration.

In the last quarter of 2006 and the first quarter of 2007 the Company substantially paid down most of its outstanding debt, leaving only necessary operational expenses of approximately $25,000 per month.

Index

The Company keeps idle cash on hand when available in its own FMS implementation with Rydex. The Company therefore receives 100% of the proceeds on this implementation, as opposed to receiving only 25% of the gains from its client’s implementations of FMS. Management plans to sell equity securities or obtain debt financing to fund its ongoing operations where revenue is not sufficient. In addition the Company does plan on considering these options for further funding its own FMS implementation due to the increased net profit available.

Note 4.  Payroll and Payroll Taxes

The Company is working with the IRS to determine a resolution for final payment of approximately $15,000 for 2005, and 2006 payroll taxes outstanding.

Note 5. Stockholders’ Deficit

During the third quarter ending September 30, 2007, the Company issued 10,932,600 shares of common stock. Of these shares issued 10,032,600 were issued for compensation. Beard Creek Inc. received 10,000,000 as per the contract which is attached as Exhibit 1. The remaining 32,600 were issued for consultants and incentives. The remaining 900,000 shares were issued for operational cash.

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

Description of Business

Overview

Subjex Corporation, a Minnesota corporation formed in 1999, is an innovative developer and marketing company of artificial intelligence software products for the capital markets and e-commerce. The Company flagship product, FMS (“Forecast Market Software”) is a software product that attempts to forecast the DJIA, the XAU, the DJT, NASDAQ and the US Dollar Index so that subscribers, when "plugged into" the software, can find capital appreciation with a third party investment account. The forecasting engines' objective is to provide accurate next day forecasts, long or short, allowing clients to take market neutral profits via short term trades. FMS is not a mutual fund or a brokerage service; it is software that clients subscribe to and use for their own trading activity in their own trading account. FMS is based upon a proprietary artificial intelligence forecasting algorithm invented by Andrew D. Hyder prior to the existence of the Company. The Company licensed the core technology from Mr. Hyder in an exclusive agreement, with the goal to bring value to the Company client base while providing revenue and profit growth for the investor base.

Index

Trademarks and Patents

The Company holds trademarks and patent protection that management feels are relevant to protect the company interests.

Environmental Compliance

The Company believes it is in compliance with all current federal and state environmental laws.

Employees

The Company had three full-time employees on September 30, 2007.  The Company's employees are not represented by any labor unions.  The Company considers its relations with its employees and advisors to be very good.

Competition

The Company is aware of other companies selling solutions that appear to be similar to Subjex; however management is not aware of any companies that are selling the same solution as we have designed.

Recent Developments

In October 2006 the Company announced the software product called SubjexFMS that it had been testing since Feb 2006. SubjexFMS has proven to be successful in terms of meeting its objectives for its clients. The Company has contracted with individual investors and clients to use SubjexFMS and to introduce the FMS software to other prospective customers. While the performance of SubjexFMS has been exceptional in terms of percentage return for clients during the first two quarters, the third quarter ended with a slight draw down of -0.669%. New client growth has been slow due to marketing financial constraints. These constraints are due to management's unwillingness to dilute the Company with the sale of stock for large operational costs. Instead, management has elected to grow the business model with revenues.

The Company continues to seek legitimate strategic partners for its other software products such as SubjexCSR.

Item 3 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Index

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

PART II – OTHER INFORMATION

Item 1. - Legal Proceedings

The Company continues to fund with the sale of equity - its litigation of its legal proceedings in defense and against Far Superior and Wayne Warrington and Howard Walsh.

Item 2 - Changes in Securities and Use of Proceeds

None.

Item 3 - Defaults on Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

It is acknowledged that any sale or substantial restructuring of the Company will require a stockholders vote. No matters were submitted to the vote of the Company’s stockholders in this quarter.

Index

Item 5 - Other Information

During the past several month discussions and correspondence with the SEC has ensued over the issue of the sales made by Far Superior.  As stated in part in our August 27th correspondence to the SEC,

1. While the Far Superior agreement was canceled in 2006 - that did not affect the sales made by Far Superior from a contractual perspective. The failure of the Far Superior agreement did not undue the sales made by Far Superior because Far Superior was selling (in part) existing Subjex Corporation products. Therefore the Far Superior agreement and the sales made by them were completely different transactions and the company was still under obligation to make good on these sales in 2006.

2. In 2007 it was realized that the company was unable to complete these sales therefore it made refund offers to these clients which were accepted.  These refunds were not part of any agreement with Far Superior nor were they part of the original sales agreements.

It has been the position of the SEC that it is inappropriate to call these amounts totaling $82,000 revenue because they were never earned and had to be refunded.  Therefore the 10KSB was amended to show this and the adjustments were made in the 4th quarter of 2006.

In this filing to get an accurate comparison of 2006 and 2007 Statement of Operations and Cash Flows the adjustments have been made to the financial statements and restated with notes describing these changes. They are $75,000 in the first quarter of 2006 and $7,000 in the second quarter of 2006 making a total of $82,000 in adjustments.

Item 6 – Exhibits and reports on form 8-K

On July 1, 2007 an event occurred which was not made in the ordinary course of Subjex Corporation business thus prompting an 8k filing with the SEC. .

Item 4.01 Changes in Registrant’s Certifying Accountant

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

Very Truly Yours,

/s/ Ronald N. Silberstein, C.P.A., P.L.L.C.
Ronald N. Silberstein, C.P.A., P.L.L.C.
Farmington Hills, Michigan

Index

On July 9, 2007 an event occurred which was not made in the ordinary course of Subjex Corporation business thus prompting an 8k filing with the SEC.

Item 8.01 Other Events

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

On July 26, 2007 an event occurred which was not made in the ordinary course of Subjex Corporation business thus prompting an 8k filing with the SEC
A. Report.

Item 8.01 Other Events

The Company received verification of the SubjexFMS system performance results for the three month and six months period ending June 30, 2007 in accordance with Global Investment Performance Standards (“GIPS”) for the purpose of determining whether any material modifications should be made to our trading activity gain calculations in order for it to conform to GIPS.  The letter of audit confirmation is included in this 8-K report.

Index

Mr. Andrew Hyder, CEO
Subjex Corporation
3245 Hennepin Ave. South, Suite 1
Minneapolis, MN 55408

Dear Mr. Hyder:

This is to confirm that Subjex Corporation’s trading activity for the three months and six months periods ended June 30, 2007 in accordance with Global Investment Performance Standards (“GIPS”) has been verified by this firm and that we hereby consent to the Company’s use in its materials of a statement that says “Subjex Corporation has been verified by an independent reviewer for the three months and six months periods ended June 30, 2007.”

Sincerely,

/s/ Maddox Ungar Silberstein, PLLC
Maddox Ungar Silberstein, PLLC

Exhibit 1.

SOFTWARE LICENSE AGREEMENT

THIS SOFTWARE AND INTELLECTUAL PROPERTY LICENSE AGREEMENT ("Agreement") is made and entered into this 1st day of July, 2007 (the "Effective Date") by and between Beard Creek Inc. ("BC"), and Subjex Corporation (“SBJX” or “Subjex”) a public corporation.

RECITALS
A. Whereas, BC is the owner of, or has acquired the rights to, the Software, algorithms, documentation and intellectual property rights of certain inventions  by Andrew Dean Hyder called Forecast Market Software, (“FMS”) along with a Money Management System (“MMS”) invented by Mr. Hyder prior to the founding and formation of SBJX and or BC. This Software and intellectual property is identified as algorithms, systems and methodologies which enable the Forecasting of markets and or securities and games of chance. This software and intellectual property identified as a money management system for hedging, cost averaging and minimizing loss and maximizing gains in situations in the markets and in situations of chance; all of which will herein collectively be called the “Software”.

B. Whereas, in early 2006, BC in good faith allowed SBJX to examine the Software for possible use as a SBJX product. In August 2006 BC allowed SBJX to perform a non-obligatory voluntary test of the Software systems, to determine if a business model could be built around the Software and to determine its fitness for use and market acceptance. BC was not compensated for this test in lieu of a setup fee upon acceptance of the licensing agreement by SBJX. This agreement acknowledges that both SBJX and BC feel a successful test has been completed and both parties now desire to grant and enter into a license agreement together. Therefore SBJX wishes to license from BC in an exclusive license agreement the use of the Software, and all good will associated with said Software, solely in accordance with the terms and on the conditions set forth in this Agreement.

C. Whereas, The intent of this agreement is for BC to exclusively license the Software to SBJX for a 10 year term which will auto renew every 10 years.  Because of the Fee consideration paid by SBJX for this exclusive license from BC, BC agrees to the following:  If this Agreement is terminated as outlined in Section 12 and the Software is sold or in any way re-licensed by BC to another party, SBJX will be entitled to 10% of the transaction value.

NOW, THEREFORE, the parties hereto agree as follows:

Index

1. DEFINITIONS.
1.1 "Designated Equipment" shall mean the hardware products identified on Exhibit "A" with which the Software is licensed for use.
1.2 "Documentation" shall mean all manuals, user documentation, employee notes and other related materials pertaining to the Software which are furnished to or created by SBJX in connection with the Software.
1.3 "License Fee" shall mean what SBJX pays to BC as consideration for the exclusive rights to operate the Software and what SBJX pays BC for ongoing performance based usage fees.
1.4 "Software" shall mean the computer programs in machine readable object code form or any other form usable by SBJX and any subsequent updates upgrades and or corrections supplied to SBJX by BC or created by SBJX during its testing and or usage and licensing of the Software. These definitions may be amended from time to time by the parties’ mutual acceptance in writing.
1.5 Setup FEE. (describe). Expensed or capitalized and depreciated.

2. GRANT OF RIGHTS.
The License granted for Software under this Agreement authorizes SBJX on an exclusive basis to use the Software on the number of primary systems of Designated Equipment identified and or directed or limited by BC. The Software shall be used only on such systems if they are operating properly and protected appropriately from duplication or observation from individuals not approved by BC. All developers’ employees and operators of the Software must be pre-approved by BC. If any primary system is down, the Software may be used on a backup system for that primary system.

3. DELIVERY.
3.1 Software. It is acknowledged that BC has already delivered to SBJX a master copy of the Software licensed hereunder in object code form, suitable for usage.
3.2 Documentation. BC shall deliver copies of Documentation if any to SBJX in paper and electronic forms.

4. MODIFICATIONS.
4.1 Error Corrections and Updates. BC will provide SBJX with error corrections, bug fixes, patches or other updates to the Software licensed hereunder in object code form to the extent available in accordance with BC's release schedule for a period equal to the duration of this agreement. BC grants SBJX the right to modify enhance upgrade and improve the Software as desired with the understanding that all changes to the Software will be owned by BC regardless of who develops the upgrades or modifications.
4.2 Other Modifications. SBJX may, from time to time, request that BC incorporate certain features, enhancements or modifications into the Software. BC may, in its sole discretion, undertake to incorporate such changes and distribute the Software so modified to approved SBJX employees.
4.3 Title to Modifications. All such error corrections, bug fixes, patches, updates or other modifications regardless of who shall make such corrections shall be the sole property of BC.

5. COPIES.
5.1 Printed Matter. Except as specifically set forth herein or directed by BC in writing, no Software or Documentation which is provided by or owned by BC pursuant to this Agreement in human readable form, such as written or printed documents, shall be copied in whole or in part by SBJX without BC's prior written agreement. Additional copies of printed materials may be obtained from BC at the charges then in effect.
5.2 Machine Readable Matter. Except as specifically set forth herein, any Software provided in any format including machine readable form may not be copied by SBJX in whole or in part, except for SBJX's backup or archive purposes. SBJX agrees to maintain appropriate records of the number and location of all copies of the Software and make such records available upon BC's request. SBJX further agrees to reproduce all copyright and other proprietary notices on all copies of the Software in the same form and manner that such copyright and other proprietary notices are originally included on the Software.

Index

6. LICENSE FEES AND PAYMENT.
6.1 License Fee. In consideration of the license rights granted in Article 2 above, SBJX shall pay an exclusive License Fee or other consideration for the Software and Documentation. All amounts payable hereunder by SBJX shall be payable in SBJX common stock or payable in United States funds without deductions for taxes, assessments, fees, or charges of any kind. Checks shall be made payable to Beard Creek Inc. and shall be forwarded to the Office at BC or as directed by BC. If BC shall forego payment for the benefit of SBJX cash flow, this will not negate or mean payment is not due and payable. All Fees paid to BC by SBJX are non refundable due to the fact that SBJX has had over 1 year to try the software with out charge.
6.2 Taxes and Other Charges. SBJX shall be responsible for paying all (i) sales, use, excise, value-added, or other tax or governmental charges imposed on the licensing or use of the Software or Documentation hereunder, (ii) freight, insurance and installation charges, and (iii) import or export duties or like charges.

7. PROTECTION OF SOFTWARE.
7.1 Proprietary Notices. SBJX agrees to respect and not to remove, obliterate, or cancel from view any copyright, trademark, confidentiality or other proprietary notice, mark, or legend appearing on any of the Software or output generated by the Software, and to reproduce and include same on each copy of the Software. Further SBJX agrees preserve all confidentiality of how the software operates, and will not revel how the software operates to anyone not pre-approved in writing by BC.
7.2 No Reverse Engineering. SBJX agrees not to modify, reverse engineer, disassemble, or decompile the Software, or any portion thereof without the strict and clear understanding that all modifications and improvements made on the initial Software will be owned by BC.
7.3 Ownership. SBJX further acknowledges that all copies of the Software in any form provided by BC or made by SBJX are the sole property of BC. SBJX shall not have any right, title, or interest to any such Software or copies thereof except as provided in this Agreement, and further shall secure and protect all Software and Documentation consistent with maintenance of BC's proprietary rights therein. BC represents its belief that it is the owner of the entire right, title, and interest in and to Software, and that it has the sole right to grant licenses thereunder, and that it has not knowingly granted licenses thereunder to any other entity that would restrict rights granted hereunder except as stated herein.

8. CONFIDENTIALITY.
8.1 Acknowledgement. SBJX hereby acknowledges and agrees that the Software and Documentation constitute and contain valuable proprietary products and trade secrets of BC and/and its creator, embodying substantial creative efforts and confidential information, ideas, and expressions. Accordingly, SBJX agrees to treat (and take precautions to ensure that its employees treat) the Software and Documentation as confidential in accordance with the confidentiality requirements and conditions set forth below.
8.2 Maintenance of Confidential Information. Each party agrees to keep confidential all confidential information disclosed to it by the other party in accordance herewith, and to protect the confidentiality thereof in the same manner it protects the confidentiality of similar information and data of its own (at all times exercising at least a reasonable degree of care in the protection of confidential information); provided, however, that neither party shall have any such obligation with respect to use of disclosure to others not parties to this Agreement of such confidential information as can be established to: (a) have been known publicly; (b) have been known generally in the industry before communication by the disclosing party to the recipient; (c) have become know publicly, without fault on the part of the recipient, subsequent to disclosure by the disclosing party; (d) have been known otherwise by the recipient before communication by the disclosing party.
8.3 Injunctive Relief. SBJX acknowledges that the unauthorized use, transfer or disclosure of the Software and Documentation or copies thereof will (i) substantially diminish the value to BC of the trade secrets and other proprietary interests that are the subject of this Agreement; (ii) render BC's remedy at law for such unauthorized use, disclosure or transfer inadequate; and (iii) cause irreparable injury in a short period of time. If SBJX breaches any of its obligations with respect to the use or confidentiality of the Software or Documentation, BC shall be entitled to equitable relief to protect its interests therein, including, but not limited to, preliminary and permanent injunctive relief. All of BC’s injunctive relief expenses will be paid for by SBJX.
8.4 Survival. SBJX's obligations under this Article 8 will survive the termination of this Agreement or of any license granted under this Agreement for whatever reason.

Index

9. WARRANTIES; SUPERIOR RIGHTS.
9.1 Limited Warranty. BC represents and warrants to SBJX that the Software, when properly installed by SBJX and used with the Designated Equipment, will perform substantially as described in BC's then current Documentation for such Software for a period of ninety (90) days from the date of shipment.
9.2 Limitations. Notwithstanding the warranty provisions set forth in Section 9.1 above, all of BC's obligations with respect to such warranties shall be contingent on SBJX's use of the Software in accordance with this Agreement and in accordance with BC's instructions as provided by BC in the Documentation, as such instructions may be amended, supplemented, or modified by BC from time to time. BC shall have no warranty obligations with respect to any failures of the Software which are the result of accident, abuse, misapplication, extreme power surge or extreme market volatility
9.3 SBJX's Sole Remedy. BC's entire liability and SBJX's exclusive remedy shall be, at BC's option, either (a) return of the price paid or (b) repair or replacement of the Software upon its return to BC; provided BC receives written notice from SBJX during the warranty period of a breach of warranty. Any replacement Software will be warranted for the remainder of the original warranty period or thirty (30) days, whichever is longer.
9.4 Disclaimer of Warranties. BC DOES NOT REPRESENT OR WARRANT THAT ALL ERRORS IN THE SOFTWARE AND DOCUMENTATION WILL BE CORRECTED. THE WARRANTIES STATED IN SECTION 9.1 ABOVE ARE THE SOLE AND THE EXCLUSIVE WARRANTIES OFFERED BY BC. THERE ARE NO OTHER WARRANTIES RESPECTING THE SOFTWARE AND DOCUMENTATION OR SERVICES PROVIDED HEREUNDER, EITHER EXPRESS OR IMPLIED, INCLUDING BUT NOT LIMITED TO ANY WARRANTY OF DESIGN, MERCHANTABILITY, OR FITNESS FOR A PARTICULAR PURPOSE, EVEN IF BC HAS BEEN INFORMED OF SUCH PURPOSE. NO AGENT OF BC IS AUTHORIZED TO ALTER OR EXCEED THE WARRANTY OBLIGATIONS OF BC AS SET FORTH HEREIN.
9.5 Limitation of Liability. SBJX ACKNOWLEDGES AND AGREES THAT THE CONSIDERATION WHICH BC IS CHARGING HEREUNDER DOES NOT INCLUDE ANY CONSIDERATION FOR ASSUMPTION BY BC OF THE RISK OF SBJX'S CONSEQUENTIAL OR INCIDENTAL DAMAGES WHICH MAY ARISE IN CONNECTION WITH SBJX'S USE OF THE SOFTWARE AND DOCUMENTATION. ACCORDINGLY, SBJX AGREES THAT BC SHALL NOT BE RESPONSIBLE TO SBJX FOR ANY LOSS-OF-PROFIT, INDIRECT, INCIDENTAL, SPECIAL, OR CONSEQUENTIAL DAMAGES ARISING OUT OF THE LICENSING OR USE OF THE SOFTWARE OR DOCUMENTATION. Any provision herein to the contrary notwithstanding, the maximum liability of BC to any person, firm or corporation whatsoever arising out of or in the connection with any license, use or other employment of any Software delivered to SBJX hereunder, whether such liability arises from any claim based on breach or repudiation of contract, warranty, tort or otherwise, shall in no case exceed the actual price paid to BC by SBJX for the Software whose license, use, or other employment gives rise to the liability. The essential purpose of this provision is to limit the potential liability of BC arising out of this Agreement. The parties acknowledge that the limitations set forth in this Article 9 are integral to the amount of consideration levied in connection with the license of the Software and Documentation and any services rendered hereunder and that, were BC to assume any further liability other than as set forth herein, such consideration would of necessity be set substantially higher.

Index

10. INDEMNIFICATION
10.1 BC shall indemnify, hold harmless and defend SBJX against any action brought against SBJX to the extent that such action is based on a claim that the unmodified Software, when used in accordance with this Agreement, infringes a United States copyright and BC shall pay all costs, settlements and damages finally awarded; provided, that SBJX promptly notifies Institution in writing of any claim, gives BC sole control of the defense and settlement thereof and provides all reasonable assistance in connection therewith. If any Software is finally adjudged to so infringe, or in BC's opinion is likely to become the subject of such a claim, BC shall, at its option, either: (i) procure for SBJX the right to continue using the Software (ii) modify or replace the Software to make it non-infringing, or (iii) refund the fee paid, less reasonable depreciation and operation costs, upon return of the Software. BC shall have no liability regarding any claim arising out of: (w) use of other than a current, unaltered release of the Software unless the infringing portion is also in the then current, unaltered release, (x) use of the Software in combination with non-BC software, data or equipment if the infringement was caused by such use or combination, (y) any modification or derivation of the Software not specifically authorized in writing by BC or (z) use of third party software. THE FOREGOING STATES THE ENTIRE LIABILITY OF BC AND THE EXCLUSIVE REMEDY FOR SBJX RELATING TO INFRINGEMENT OR CLAIMS OF INFRINGEMENT OF ANY COPYRIGHT OR OTHER PROPRIETARY RIGHT BY THE SOFTWARE.
10.2 Except for the foregoing infringement claims, SBJX shall indemnify and hold harmless, BC, their Regents, officers, agents and employees from and against any claims, demands, or causes of action whatsoever, including without limitation those arising on account of SBJX's modification or enhancement of the Software or otherwise caused by, or arising out of, or resulting from, the exercise or practice of the license granted hereunder by SBJX, its finders,  if any, its subsidiaries or their officers, employees, agents or representatives.

11. INSURANCE.
11.1 SBJX shall carry and maintain paid up policies for adequate products liability insurance if required to do so by law.

12. DEFAULT AND TERMINATION.
12.1 Events of Default. This Agreement may be terminated by BC if any of the following events of default occur: (1) if SBJX materially fails to perform or comply with this Agreement or any provision hereof; (2) if SBJX fails to strictly comply with the provisions of Section 9 (Confidentiality) or makes an assignment in violation of Section 13 (Non-assignability); (3) if SBJX becomes insolvent or admits in writing its inability to pay its debts as they mature, or makes an assignment for the benefit of creditors; (4) if a petition under any foreign, state, or United States bankruptcy act, receivership statute, or the like, as they now exist, or as they may be amended, is filed by SBJX; or (5) if such a petition is filed by any third party, or an application for a receiver is made by anyone and such petition or application is not resolved favorably within ninety (90) days. (6) If SBJX undergoes changes in its board of directors or management in a manner that is unacceptable to BC then BC has the right to terminate this agreement.  (7) If any law suit is filed against SBJX in regard to the Software and or its usage.
12.2 Effective Date of Termination. Termination due to a material breach of Articles 2 (Grant of Rights), 5 (Copies), 7 (Protection of Software), or 8 (Confidentiality) shall be effective on notice. In all other cases, termination shall be effective thirty (30) days after notice of termination to the defaulting party if the defaults have not been cured within such thirty (30) day period. Termination may be withdrawn at any time with in the notice period.
12.3 Obligations on Termination. Within ten (10) days after termination of this Agreement, SBJX shall cease and desist all use of the Software and Documentation and shall return to BC all full or partial copies of the Software and Documentation in SBJX's possession or under its control.
12.4 Any Termination event of Section 12.1 which occurs at BC’s discretion may be ignored or overlooked with out this effecting BC’s ability to Terminate at a later date for the same offence.

13. NOTICES.
All notices, authorizations, and requests in connection with this Agreement shall be deemed given (i) five days after being deposited in the U.S. mail, postage prepaid, certified or registered, return receipt requested; or (ii) one day after being sent by overnight courier, charges prepaid, with a confirming fax; and addressed as first set forth above or to such other address as the party to receive the notice or request so designates by written notice to the other.

Index

14. NONASSIGNABILITY.
SBJX shall not assign this Agreement or its rights hereunder without the prior written consent of BC.

15. GOVERNING LAW; JURISDICTION AND VENUE.
The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Minnesota. The Minnesota state courts of Hennepin County, Minnesota (or, if there is exclusive federal jurisdiction, the United States District Court for the District of Minnesota) shall have exclusive jurisdiction and venue over any dispute arising out of this Agreement, and parties hereby consent to the jurisdiction of such courts.

17. SEVERABILITY.
If any provision of this Agreement shall be held by a court of competent jurisdiction to be illegal, invalid or unenforceable, the remaining provisions shall remain in full force and effect.

18. MISCELLANEOUS.
This Agreement and its exhibits contain the entire understanding and agreement between the parties respecting the subject matter hereof. This Agreement may not be supplemented, modified, amended, released or discharged except by an instrument in writing signed by each party's duly authorized representative. All captions and headings in this Agreement are for purposes of convenience only and shall not affect the construction or interpretation of any of its provisions. Any waiver by either party of any default or breach hereunder shall not constitute a waiver of any provision of this Agreement or of any subsequent default or breach of the same or a different kind.

IN WITNESS WHEREOF, the parties have caused their duly authorized representatives to execute this Agreement as of the date first set forth above.

End of exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.

Subjex Corporation
Date: November 12, 2007

NAME	TITLE
/s/ Andrew D. Hyder	President and Chief Executive Officer,

Exhibit Index
Exhibit 31.1	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002