Form 10KSB/A
period 2006-12-31
SUBJEX CORP
filed 2008-01-03
CIK 1107699

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

SUBJEX CORPORATION
FORM 10-KSB
YEAR ENDED DECEMBER 31, 2006

INDEX
ITEM		PAGE
6.	Management's Discussion & Analysis of Financial Condition and Results of Operations (Adjusted)	2
7.	Financial Statements (Adjusted)	3

ITEM 6:  Management's Discussion & Analysis of Financial Condition and Results of Operations

The Company’s operating expenses were $456,267 in 2006 compared to $527,990 in 2005. The decrease was caused by a change in its spending in 2006 and due to its new marketing approach.

The Company generated revenues of $32,753 and $72,958 in 2006 and 2005, respectively.  $82,000 cash was received in 2006 and was generated from SubjexCSR Expert sales.  Due to the breach of contract by FarSuperior the company canceled its contract in 2006 however that did not affect the sales made by FarSuperior from a contractual perspective. The failure of the FarSuperior’s agreement did not undue the sales made by FarSuperior because FarSuperior was selling (in part) existing Subjex Corporation products. Therefore the FarSuperior agreement and the sales made by them were completely different transactions and the company was still under obligation to make good on these sales in 2006. In 2007 the Company realized that it was unable to complete these sales therefore it made refund offers to these clients which were accepted.  These refunds were not part of any agreements with FarSuperior nor were they part of the original sales agreements.  Since the breach of contract by FarSuperior occurred in 2006 the agreements made with each client in 2007 represent a Type I subsequent event (i.e. indicative of conditions existing at the balance-sheet date) therefore the $82,000 cash received has been determined not to be revenue and has been reversed and was pending refund as of December 31, 2006.  The financial statements as restated now show the revenues to be $32,753 for the year 2006.

Revenue levels by themselves were not sufficient to sustain the Company’s operations in 2006; therefore funds were raised from the sale of common stock to the Company’s investor base to meet its financial needs.  The Company used a “just-in-time”funding method, in an effort to hold off dilution of its stock, by not raising more funds than necessary while its stock price waslow.

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

SUBJEX CORPORATION
FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006AND 2005

TABLE OF CONTENTS

Financial Statements:

Balance Sheet(Adjusted)

Statements of Operations(Adjusted)

Statements of Shareholders' Equity (Deficit) (Adjusted)

Statements of Cash Flows(Adjusted)

Notes to Financial Statements(Adjusted)

Report of Independent Registered Public Accounting Firm

SUBJEX CORPORATION
BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(Restated)
ASSETS
Current Assets:
Cash	$96,835	$2,215
Accounts receivable	-	150
Prepaid expenses	8,395	19,045

Total current assets	105,230	21,410

Property and Equipment, net	13,676	17,370
Other Assets, net	8,101	-

Total assets	$127,007	$38,780

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Short-term notes payable	$58,634	$32,150
Subordinated convertible notes payable	23,000	23,000
Current portion of long -term debt	-	1,873
Accounts payable	77,985	92,281
Accrued expenses:
Payroll and payroll taxes	11,226	129,373
Refunds payable	82,000	-
Interest	20,783	17,909

Total current liabilities	273,628	296,586

Long-term Debt:
Long-term debt, less current portion	-	20,611

Total liabilities	273,628	317,197

Stockholders' Deficit:
Common stock, no par or stated value;100,000,000 shares authorized: 64,051,737 and 49,105,648 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	5,216,155	4,624,730
Subscription received	-	29,000
Accumulated deficit	(5,362,776)	(4,932,147)

Total stockholders' Deficit	(146,621)	(278,417)

Total liabilities and stockholders’ deficit	$127,007	$38,780

The accompanying notes are an integral part of these financial statements.

SUBJEX CORPORTION
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005
	(Restated)

Revenues:
Gross revenue	$32,753	$72,958

Expenses:
Selling, general and administrative	456,267	527,990

Total operating expense	456,267	527,990

Operating loss	(423,514)	(455,032)

Other income (expense):

Interest expense	(7,115)	(12,759)

Net loss	$(430,629)	$(467,791)

Net loss per basic and diluted common share	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	64,051,737	45,588,655

The accompanying notes are an integral part of these financial statements.

STATEMENT OF SHAREHOLDERS EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock Shares	Amount	Accumulated Deficit	Shareholders' Equity (Deficit)

BALANCE, January 1, 2005	42,558,096	$4,305,342	$(4,464,356)	$(159,014)

Common stock issuance	5,523,267	254,409		254,409
Subscription received		29,000		29,000
Common stock issuance for consulting services	500,000	50,000		50,000

Restricted stock compensation	524,285	14,979		14,979

Net Loss			(467,791)	(467,791)

BALANCE, December 31, 2005	49,105,648	4,653,730	(4,932,147)	(278,417)

Common stock issuance	13,076,089	474,425		474,425

Common stock issuance for consulting services	1,000,000	55,000		55,000

Restricted stock compensation	500,000	27,500		27,500

Stock added to outstanding due to found certificates	370,000	-		-

Payments received for stock issued in previous years	-	5,500		5,500

Net Loss			(430,629)	(430,629)

BALANCE, December 31, 2006	64,051,737	$5,216,155	$(5,362,776)	$(146,621)

SUBJEX CORPORTION
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005
	(Restated)

Cash flows from operating activities:
Net loss	$(430,629)	$(467,791)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	7,999	10,761
Restricted stock compensation expense	27,500	14,979
Non cash common stock issued for consulting services	55,000	50,000
Changes in operating assets and liabilities:
Accounts receivable	150	(150)
Prepaid expenses	(10,272)	(17,045)
Accounts payable	(14,296)	20,161
Refunds payable	82,000	-
Payroll and payroll taxes payable	(118,147)	12,870
Other liability	4,000	-
Accrued interest	2,874	4,905

Net cash flows used in operating activities	(393,821)	(371,310)

Cash flows from investing activities:
Purchase of property and equipment	(12,028)	(10,546)

Net cash flows used in investing activities	(12,028)	(10,546)

Cash flows from financing activities:
Proceeds from issuance of common stock	474,425	254,409
Subscriptions received	-	29,000
Proceeds from issuance of notes payable	15,044	64,000
Proceeds from subordinated note payable	-	200
Principal payments on long-term debt	11,000	(26,490)

Net cash flows provided by financing activities	500,469	321,119

Net increase (decrease) in cash and equivalents	94,620	(60,737)
Cash and cash equivalents at beginning of year	2,215	62,952

Cash and cash equivalents at end of year	$96,835	$2,215

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006AND 2005

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Past and Current Business

The financial statements have been adjusted to reflect the cash of $82,000 that has been reversed and was pending refund as of December 31, 2006.  See Item 6. Other items in the Cash flow statement have been adjusted due to being omitted by an oversight. All adjustments are as follows:

Statements of Cash Flows:
Net loss was originally stated as $348,630. $82,000 was counted in revenue originally. Correct restated loss is 430,629 for 2006.
Refunds payable of 82,000 was not on the original 2006 10ksb filing.
Prepaid expenses were entered inadvertently as a positive.
Other liability of 4,000 was omitted by an oversight in the original 2006 10ksb filing.
Purchase of property and equipment was originally stated as (4,029) but depreciation of 7,999 was included in this figure therefore counting it twice. The correct restated amount is (12,028) for 2006.
Proceeds from issuance of notes payable in the amount of 15,044 and Principal payments on long-term debt of 11,000 was omitted and left out of the original filing by an oversight. The corrected restated amounts are included in the “Statement of Cash Flows”. (See complete financials)

	Adjusted	Difference	Original
	2006		2006
Cash flows from operating activities:
Net loss	(430,629)	(82,000)	(348,630)

Changes in operating assets and liabilities:
Prepaid expenses	(10,272)	typo	10,272
Refunds payable	82,000	82,000	-
Other liability	4,000	4,000	-
Net cash flows used in operating activities	(393,821)		(377,278)
Cash flows from investing activities:
Purchase of property and equipment	(12,028)	7,999	(4,029)
Cash flows from financing activities:
Proceeds from issuance of notes payable	15,044	15,044	-
Principal payments on long-term debt	11,000	11,000	-

Net cash flows provided by financing activities	500,469		474,424

Statement of Shareholders Equity:
Net loss has been restated to the corrected loss of 430,629 for 2006. The Statement of Shareholders Equity now reflects this figure in the Accumulated Deficit and the Shareholders Equity. The corrected restated amounts are shown in this 10ksb/a for 2006. (See complete financials)

2006	Adjusted	Difference	2006	Original
	Shareholders'			Shareholders'

Accumulated	Equity		Accumulated	Equity
Deficit	(Deficit)		Deficit	(Deficit)
(430,629)	(430,629)	(82,000)	(348,629)	(348,629)
(5,362,776)	(146,621)		(346,623)	(64,621)

Statement of Operations:
Revenue has been restated to actual. $82,000 cash received was originally counted in revenue however the determination was made that it did not constitute revenue so it was reversed. The actual revenue for 2006 was $32,753. (See complete financials)

	2,006		2,006
	Adjusted	Difference	Original

Revenues	32,753	82,000	114,752
Expenses:
Selling, general and administrative	456,267	-	456,267
Total operating expense	456,267	-	456,267
Operating loss	(423,514)	82,000	(341,515)
Other income (expense):
Interest expense	(7,115)	-	(7,115)
Net loss	(430,629)	82,000	(348,630)

Balance Sheet:
Refunds payable of $82,000 was not in the original 2006 10ksb filing for all the reasons stated above. The restated Balance Sheet now reflects this figure therefore affecting the accumulated deficit and total stockholder’s deficit.  The corrected restated amounts are shown on this 10ksb/a for 2006. (See complete financials)

	2,006		2,006
Current Liabilities:	Adjusted	Difference	Original
Short-term notes payable	58,634	-	58,634
Subordinated convertible notes payable	23,000	-	23,000
Accounts payable	77,985	-	77,985
Accrued expenses:
Payroll and payroll taxes	11,226	-	11,226
Refunds payable	82,000	82,000	-
Interest	20,783	-	20,783
Total current liabilities	273,628	82,000	191,628
Stockholders' Deficit:
Common stock, no par or stated value;100,000,000 shares authorized: 64,051,737 and 49,105,648 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	5,216,155	-	5,216,155
Accumulated deficit	(5,362,776)	82,000	(5,280,776)
Total stockholders' Deficit	(146,621)	82,000	(64,621)
Total liabilities and stockholders’ deficit	127,007		127,007

Subjex Corporation provideda software service, Subject CSR, through an ASP (application service provider) model. Customers can use the software online or by downloading it, and do not need to install it on their server. This software service is wrapped in a subscription model, and is billed monthly until customer cancellation.

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

 Segment Reporting

The Company operates as one reporting segment.

Fair Value of Financial Instruments

The company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and notes payable, approximates fair value.  Interest on the notes payable is payable at rates which approximate fair value.

Fixed Assets

Fixed assets are stated at cost.  Depreciation and amortization is providedusing the straight-line method over the estimated useful lives of the related assets.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is includedin operating income for the period.  The cost of maintenance and repairs is expensed as incurred; significant renewals and betterments are capitalized.  Deduction is made for retirements resulting from renewals and betterments.

 The estimated useful lives are as follows:
Computers & Equipment	3 to 5 yrs
Furniture	5 to 7 yrs
Operations Equipment	5 yrs

Impairment of Long-Lived Assets

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

Research and Development

Research and development costs, whether performed by the Company or by outside parties under contract, arecharged to operations as incurred.The company incurred no R&D expenses during 2006 and 2005.

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

Stock-Based Consideration

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for share-based payments to employees and directors using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25. As such, we do not recognize compensation cost related to these stock option grants if the exercise price of the options equals or exceeds the fair value of the underlying stock at issuance date. Our general policy is to grant stock options and warrants at fair value at the date of grant. We recorded expense related to stock based compensation issued to non-employees in accordance with SFAS No. 123.
 For the years ended December 31, 2006 and 2005, we recorded no compensation expense pursuant to APB Opinion No. 25 and no options were granted.

No employee stock options were granted during 2006 and 2005.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. The Company grants uncollateralized credit to customers, but requires deposits on unique orders.  The Company reviews customers’ credit history before extending unsecured credit. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience.  The Company reviews its allowance for doubtful accounts monthly or quarterly depending on the service offered the account.  Past due balances over 90 days and over a specified dollar amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Comprehensive Income(Loss)

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income(loss)and its components which will be presented in association with the Company’s financial statements.  Comprehensive income(loss)is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities.  It includes all changes in equity during a period except those resulting from investments by or distributions to owners.  For the years ended December 31, 2006and 2005, net lossand comprehensive losswere equivalent.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes which require the use of the liability method of accounting for income taxes.  See Note 6.

Liquidity Going Concern and Subsequent events.

The Company had a working capital deficit and recurring net losses from operations in 2006. These factors had created doubt in 2006 about the Company's ability to continue as a going concern. However, subsequent events in the first and second quartersof 2007 have substantially and significantly changed the outlook of the Company. The financial performance and operational data for the first quarter of 2007 indicate that the Company does have the ability to continue as a going concern and can operate without the intention or threat of liquidation for the foreseeable future.It is management’sassertion based upon the operational performance of the first quarter of 2007 that the Company can in fact survive on current revenues; will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of operations.

In the last quarter of 2006 and the first quarter of 2007 the company substantially paid down most of its outstanding debt, leaving only necessary operational expenses of approximately $20,000 per month. With substantial funds mirroring FMStrades at the current and historical audited run/performance rate, the company is currently generating more than double the revenue necessary to cover its operational expenditures. This earnings ramp is expected to continue to grow at an exponential rate for foreseeable future. To further illustrate the changes which have taken place in 2007, consider that the Company began the year of 2007 with funds of $784,443 operating under FMSand closed the first quarter of 2007 with $2.6 million in client funds mirroring FMStrades. As of April 17th2007 there were $3.5 million in client funds mirroring the trades. Further, there is no reason to expect that the current growth rate in new mirrored funds will slow down and every reason to expect it to continue to grow as fast or faster in the current and future quarters.

The Company also keeps all idle cash on hand and profits in its own FMSimplementation with Rydex. The Company therefore receives 100% of the proceeds on this implementation, as apposed to receiving only 25% of the gains from its client’s implantations of FMS. The results of these profits accounted for 17% of the Company revenue in the first quarter of 2007.

The ability of the Company to continue as a going concern is not in question from managements view based upon current operations. The Company is generating profits and cash flow from its operations that cover its operations. Management's plans do not include selling its equity securities or obtaining debt financing to fund its ongoing operations; however, the Company does plan on considering these options for further funding its own FMSimplementation.

NOTE 2 – FIXED ASSETS

Property and equipment consisted of the following at December 31,
	2006	2005
Office and Computer Equipment	$ 59,737	$ 55,433
Furniture and Fixtures	13,176	13,176
Accumulated Depreciation	(44,429)	(36,431)
Impairment of Fixed Assets	(14,808)	(14,808)
Property and Equipment, net	$ 13,676	$ 17,370

Depreciationand amortization expenseon property and equipmentwas $7,998 and $10,761 for the years ended December 31, 2006 and 2005, respectively.

NOTE 3 – FINANCING ARRANGEMENTS

 Short-Term Notes Payable
There were several short term notes that were obtained from shareholders and unrelated parties and are due at various dates through 2006. The interest rate on these notes is 10%.
Short-term notes payable consisted of the following:

	2006	2005
Shareholders	$ 15,000	$ 16,650
Unrelated third parties	1,500	15,500
	$ 16,500	$ 32,150

SubordinatedNotes Payable

Thesubordinated convertible notes payable are unsecured, bear interest at 10% and were due at various dates, with all currently being due.  Due to cash flow difficulties the Company has been unable to repay these amounts.  The outstanding balance at December 31, 2006and 2005 is $23,000 and $23,000 respectively.

Long-Term Debt
Long term debt consisted of the following at December 31:

	2006	2005
Equipment note, 25% interest. Principal	$ -	$ 2,484
Third party notes, 10% interest due in 2007	-	20,000
	-	22,484
Less current portion	-	(1,873)
	$ -	$ 20,611

NOTE 4- SHAREHOLDERS’EQUITY

Stock Options

During 1999, the Company adopted the Pagelab Network, Inc. Stock Option and Stock Award Plan (the Plan).  The Plan permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended and nonqualified options, which do not meet the requirements of Section 422.  A total of 2,500,000 shares have been reserved under the Plan.  All options will be granted at an exercise price not less than the fair market value of the common stock on the grant date according to the Plan provisions.  The options granted to participants owning more than 10 percent of the Company’s outstanding voting stock must be granted at an exercise price not less than 110 percent of fair market value of the common stock on that date.  The options shall expire on the date determined by the Board of Directors, but not greater than 10 years from the grant date. No options were granted under the Plan during the years ended December 31, 2006and 2005.

A summary of outstanding options under the Plan as of December 31is as follows:

	2006		2005
	Shares	WeightedAverage Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of yr	142,500	$.91	407,600	$.75 to 1.10
Canceled/Expired	(130,000)	$.75	(265,100)	$ 1.10
Outstanding at end of year	12,500	$.83	142,500	$.91
All options were fully vested and have a have weighted average remaining contractual life of 1.02 years at December 31, 2006.

Stock Warrants
The Company issued detachable warrants with the sale of common stock to purchase 654,800 shares of common stock in 2002. Warrants for 300,000 shares expiredin June 2004 and hadan exercise price of $0.10 per share. Warrants for 354,800 shares of common stock expire from June 2005 to June 2017, become exercisable when the Company’s share price reaches $1.00 per share and have an exercise price of $0.25 per share.

The Company issued detachable warrants with the sale of common stock to purchase 60,000 shares of common stock in December 2003. The warrants have a three year life and an exercise price of $0.25 per share. The Company issued warrants related to the sale of common stock during 2004. The warrants for 2,275,500 shares expiredin 2006 and hadan exercise an average exercise price of $0.13per share.

A summary of outstanding warrantsas of December 31is as follows:

	2006		2005

	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	2,376,500	$.16	3,235,200	$.18
Granted	- -	- -	101,500	.40
Exercised	- -	- -	- -	- -
Canceled/Expired	(2,275,500)	.13	(960,200)	.23
Outstanding at end of year	101,000	$.16	2,376,500	$.16
All warrants were fully vested and have a have weighted average remaining contractual life of 1.13 years at December 31, 2006.

NOTE 5- INCOME TAXES

	2006		2005
	Amount	%	Amount	%
Expected Federal	$(118,300)	(34%)	$(157,800)	(34%)
Expected State	(13,900)	(4%)	(18,600)	( 4%)
Valuation allowance	132,200	38%	176,400	38%
Total	$ -	- %	$ -	- %

The Companyhas a net operating loss carry forwardtotaling approximately $4,280,000 at December 31, 2006that can be used to offset future taxable income.  Due to the uncertainty of the Company’s future taxable income, a valuation allowance has been established. The following is a listing of the Company's net deferred tax assets as of December 31:
	2006	2005
Deferred tax asset relating to net operating loss carry-forwards	$1,349,200	$ 1,217,000
Valuation allowance	(1,349,200)	(1,217,000)
Net deferred tax asset	0	0

At December 31, 2006, the Company has federal net operating loss carry forwards as follows:

Federal
2019	49,000
2020	1,010,000
2021	1,051,000
2022	778,000
2023	300,000
2024	280,000
2025	464,000
2026	348,000
$ 4,280,000

NOTE 6- STOCK BASED COMPENSATION

Effective January 1, 2006 , the Company adopted the provisions of Statement of Financial Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123 (R)"), which is a revision of SFAS No. 123. SFAS No. 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach to accountingfor share-based payments in SFAS No. 123(R) is similar to the approach describedin SFAS No. 123. However, SFAS No. 123(R) requires all new share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure of thefair value of new share-based payments is no longer an alternative to financial statement recognition.

Prior to 2006, the Companyaccounted for its employee stock option plans under the intrinsic value method, in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Compensation expense related to the granting of employee stock options is recorded over the vesting period only, if,on the date of grant, the fair value of the underlying stock exceeds the option's exercise price. The Companyhad adopted the disclosure-only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", which allowed entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma net income and pro forma income per share disclosures for employee stock grants made as if the fair valuebased method of accounting in SFAS No. 123 had been applied to these transactions.

NOTE 7- SUPPLEMENTAL CASHFLOWS INFORMATION
Supplemental disclosure of cash flow information.

	2006	2005
Cash paid during year for interest	$ -	$300

Liabilities	$ -	$ -
Cash paid during year for income tax	$ -	$ -

NOTE 8 –LEASE

The Company rentsits offices under a month to monthlease.  Rent expense was $19,748 in 2006 and $43,934 in 2005.

NOTE 10– RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company 's financial statements in accordance with FASB Statement No. 109 ”Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures. FIN 48 is effective for the Company on January 1, 2007. Based on the Company's evaluation and analysis, FIN 48 is not expected to have a material impact on the Company's  financial statements.

In June 2006, the Emerging Issues Task Force ("EITF") ratified EITF Issue 06-3,How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). A consensus was reached that entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. An entity should disclose its policy of presenting taxes and the amount of any taxes presented on a gross basis should be disclosed, if significant. The guidance is effective for periods beginning after December 15, 2006. We present revenues net of taxes. EITF 06-3 will not impact the method for recording these sales taxes in our financial statements.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements”(“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. FAS 157 is effective for fiscal years beginning after November 15, 2007 .   The Company is currently evaluating the requirements and impact of FAS 157 on the Company's consolidated financial statements, and will adopt the provisions on January 1, 2008. FAS 157 is not expected to have a material impact on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB108”), which expresses the Staff's views regarding the process of quantifying financial statement misstatements. The bulletin was effective at fiscal year end 2006. The implementation of this bulletin had no impact on the Company'sresults of operations, cash flows or financial position.

Report of Independent Registered Public Accounting Firm:

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

Subjex Corporation
Date:  January 2, 2008

NAME	TITLE
/s/ Andrew D. Hyder	President and Chief Executive Officer,