Form 10KSB
period 2007-12-31
SUBJEX CORP
filed 2008-04-16
CIK 1107699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___to___

Commission File Number  0-29711

Subjex Corporation
(Exact name of issuer as specified in its charter)

Minnesota	41-1596056
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3245 Hennepin Ave S Suite 1, Minneapolis MN	55408
(Address of Principal Executive Offices)	(Zip Code)

612-827-2203
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

The issuer’s revenues for the fiscal year ended December 31, 2007 were $84,378.

The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer on April 15, 2008 based on the closing price of the common stock as reported on the OTC Bulletin Board on such date was $1,244,003.

As of April 15, 2008 there were 88,857,389 outstanding shares of common stock, no par value.

Traditional Small Business Disclosure Format: Yes ☐ No ☒

SUBJEX CORPORATION
FORM 10-KSB
YEAR ENDED DECEMBER 31, 2007

References to the “Company,” the “Registrant,” “we”, “us” or “our” in this Annual Report on Form 10-KSB refer to Subjex Corporation., unless the context indicates otherwise.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Index

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

ITEM 1.   Description of Business

Overview

Subjex Corporation, a Minnesota corporation formed in 1999, is an innovative developer and marketer of artificial intelligence software products. The flagship product, SubjexFMS (“Forecast Market Software”)  is a licensed software product that forecasts the major US financial market indices so that subscribers, when "plugged into" the software, can find capital appreciation with a third party investment account. The forecasting engines' objective is to provide accurate next day forecasts, long or short, allowing clients to take market neutral profits via short term trades. SubjexFMS is not a mutual fund or a brokerage service; it is software that clients subscribe to and use for their trading. The technology offers a monetary value to our client base while providing revenue and profit growth for our investor base.

Trademarks and Patents

The Company has held trademarks and patent pending protection for most of its business that management feels is necessary to protect the company interests.

Environmental Compliance

The Company believes it is in compliance with all current federal and state environmental laws.

Employees

The Company currently has 1 full-time employee and a team of outside consultants to fit the Company’s operational needs. The Company's employees are not represented by any labor unions.   The Company considers its relations with its employees to be outstanding.

Competition

The Company is aware of other companies selling solutions that appear to be similar to Subjex; however management is not aware of any companies that are selling the same solutions as we offer.  In addition, management continues to market it products to businesses, qualified investors and institutions. The Company believes that its solutions are more effective than its competition. Management believes that while some companies may have greater resources than us, we have more advanced products which continue to grow in power and client usage.

Index

Recent Developments

In late 2005 and early 2006 Subjex Corporation entered into an agreement involving Wayne Warrington, Howard Walsh and FarSuperior Management LLC., (“FarSup”)  In mid 2006, Subjex Corporation recognized what it considered to be breach of contract by “FarSup” and its management. Subjex Corporation did not receive domain names, usable code, or trademarks as promised by “FarSup”. Therefore the Company could not execute its plan as made public in 2005 and 2006. As a result the Company, in late 2006 recognized a breach of contract with the “FarSup” party.  In the 1st quarter of 2006 the Company made sales of its pre-existing CSR product to clients introduced by “FarSup”. However because these clients were told they would receive enhancements  contingent on the “FarSup” additions being realized, the sales made to clients in early 2006 were refunded as a result of the Subjex Corporation’s inability to deliver what was promised by “FarSup”. Currently the Company and “FarSup” are in litigation.

In October 2006 because of the failure of the “FarSup” transaction, Subjex Corporation began to look at older technology developed by its CEO in the 1980’s and 1990’s. The company found a Market Forecasting algorithm that it licensed and released under the name Forecast Market Software (FMS). The Company’s management believed this was necessary for the Company’s survival efforts due to a lack of revenue and damage in reputation it sustained from failed business with “FarSup”. FMS (Forecast Market Software) is based upon a proprietary artificial intelligence trade timing engine invented by Andrew D. Hyder. Subjex Corporation licenses the algorithm processes for its FMS product from its Chief Executive Officer, Andrew D. Hyder, on an exclusive 10 year self-renewing contract basis.

FMS has proven to be successful in terms of its long term objective of generating positive returns. The performance of FMS has been exceptional in terms of percentage returns in 2006 in which it generated an audited 70% return. However the software did undergo problems in the 4th quarter of 2007 in which all the gains for 2007 were lost in this quarter.  Therefore the net result of 2007 was a loss of 23%. Management proceeded to reengineer the software based on the original algorithm more closely. As a result of the reengineering, management now believes that FMS will perform more in line with 2006 results.  This is evident to management since the final enhancements were made on Feb 15th 2008. Since this time FMS has not taken any trade losses, and has earned over 8% for its clients. The Company does not plan on making future changes to FMS now that it is performing as desired. However as with any system in the markets, there are risks associated with any investment.

The Company continues to seek legitimate strategic partners for its other software products such as SubjexCSR. In the 1st quarter of 2008 the Company entered into an agreement to acquire a majority stake in Minneapolis-Based Startup Certivera.com, an online Six Sigma Certification Venture, under which Subjex will provide its CSR technology for use in an online testing, certification and verification site that addresses a unique need in the growing online education and training market. The venture, Certivera.com, as of its May 2008 launch, will provide real time testing services for a variety of companies and institutions involved in granting degrees, certificates or other credentials. As such, it insinuates itself into the revenue streams of a significant number of established training organizations. In exchange for providing the technology that will power the venture and for Andrew Hyder, President and Chief Executive Officer of Subjex, serving as a Chief Technology Officer of Certivera.com, Subjex has received 60% of the equity in the new company. Hyder is also a member of Certivera's board of directors.

ITEM 2:   Description of Property

The Company's principal office is located at 3245 Hennepin Ave S Suite 1 Minneapolis, MN 55408, occupying approximately 1,000 square feet and utilized entirely for office space. The lease is month to month. The space is not rented under a written lease.  Management believes that comparable office space is readily available. With the aid of one of its investors, the company is considering buying a property to help lower monthly costs.

ITEM 3:   Legal Proceedings

Index

Currently the Company and “FarSup” are in litigation.  The Company believes its exposure in the litigation is minor and intends to vigorously defend itself from the claims made by FarSup, while also vigorously pursuing its damage claims versus FarSup.

There were no other legal proceedings pending or, to the Company's knowledge, that would be material to the financial position of the Company.

ITEM 4:   Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5:   Market for Common Equity and Related Stockholder Matters

(a)	Market Information

The Company’s Common Stock is traded on the Over the Counter Bulletin Board since January 2000 under the symbol “PGBN”.   The Company changed it ticker symbol in 2003 to “SBJX”. Its high and low sales prices of common stock in 2007 were $0.48 and $0.02, respectively. These prices are inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The following table lists the high and low price for our common stock as quoted, in U.S. dollars, on the internet tracking services during each quarter within the last two fiscal years:

Price per Share - Calendar Year 2007

Quarter	High	Low
First	$.48	.06
Second	$.35	.12
Third	$.14	.06
Fourth	$.06	.02

Price per Share - Calendar Year 2006

Quarter	High	Low
First	$0.11	0.03
Second	$0.07	0.02
Third	$0.04	0.02
Fourth	$0.08	0.03

(a)	Record Holders

On December 31, 2007 there were 248 holders of the Company’s 85,435,166 outstanding shares of common stock.

(b)	Dividends

We have not paid or declared any dividends on our common stock; however, we do anticipate paying dividends on our common stock in the future.

Index

(c)	Recent Sales of Unregistered Securities

During 2007, we issued pursuant to private placement offerings to certain of our security holders and aggregate of 6,996,142 shares of our common stock, at an average price per share of $0.045, resulting in net proceeds to the Company of $313,250.

The sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and rules promulgated thereunder. Based on representations from the above-referenced investors, we have determined that such investors were “accredited investors” (as defined by Rule 501 under the Securities Act) and were acquiring the shares for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

ITEM 6:   Management's Discussion & Analysis of Financial Condition and Results of Operations

In 2007 the Company’s operating expenses included a license agreement with Beard Creek Inc in the amount of $100,000 and payment of stock for the FMS algorithms and payments to other consultants and vendors. The total value of  non-cash stock compensation issued to these entities was $733,503. Some  of the expenses consisted of Legal and Accounting $181,457, Salary $104,466 and others in the amount of $209,229.  In 2006 the operating expenses were $456,267.

The Company generated revenues of $84,378 and $32,753 in 2007 and 2006, respectively.  Most of the revenue in 2007 was generated from SubjexFMS.  Revenue levels by themselves were not sufficient to sustain the Company’s operations in 2007; therefore funds were raised from the sale of common stock to the Company’s investor base to meet its financial needs.  The Company used a “just-in-time” funding method, in an effort to hold off dilution of its stock, by not raising more funds than necessary while its stock price was low.

Liquidity and Capital Resources

The accumulated deficit from inception to December 31, 2007 was $6,691,429. To date, most of the operations of the Company have been funded by monies raised through the issuance of common stock. Management believes it has the relationships in place to continue this type of funding until its revenues can sustain operations on a going forward basis.

The Company plans to use its future profits to further grow its market share, start its dividend program, and buy back its stock.  This stock buy back program is intended to support the public stock price and build a stock reserve for future use in possible acquisitions or as security in debt financings.  Proceeds from debt financings will be used in a Company’s owned FMS implementation to further build its revenues.

ITEM 7:   Financial Statements

The financial statements of the Company are included herein following the signatures.

ITEM 8:   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 8A.   Controls and Procedures

Index

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

PART III

ITEM 9.   Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

The following table sets forth the name and position of each of our directors and executive officers:

Name	Age	Positions
Andrew D. Hyder	41	Director, Chairman of the Board, Chief Executive Officer and President
Sharon R. Hyder	64	Director

Andrew D. Hyder has been the President and Chief Executive Officer and a Director since October 1999. As Founder and CEO of Subjex Corp. Hyder has over 20 years of software and A.I. engineering experience. He developed in 1996 one of the first of its kind "cloaking engines" for search engine optimization that later sold for over half a million dollars and kicked off a revolution in search engine marketing. As a lifelong entrepreneur he has designed flight simulators, market timing engines and payroll software. He has a passion for viral marketing & sales psychology, with expertise in the areas of finance, corporate governance, direct mail and product branding. Hyder knows most computer-programming languages.

Sharon R. Hyder has been a director of Subjex Corporation since October 2006.   She is serving a three year term on the board of directors which began on October 18, 2006. She is the mother of the Company’s Chief Executive Officer, President, and Chairman of the Board, Andrew D. Hyder.  Sharon holds a Bachelor of Arts in business and accounting, and an MBA in Business and Finance. Her extensive industry certifications and IRS/tax/audit training make her well suited for board membership with an impressive background in public private and academic work.  Sharon was CFO for Optidynamic Communications Inc.  a VA Corporation from January 2002 to December of 2005. In addition she owns her own accounting firm, “Hyder Accounting, Tax and Consulting Services”.  Her firm currently handles the accounting for Subjex Corporation along with others.

Index

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

Code of Ethics

We have a Code of Business Conduct and Ethics that applies to all officers, directors and employees of our company.  A copy of our Code of Business Conduct and Ethics is available on our company’s website.  If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the code to an executive officer or director, we will promptly disclose the nature of the amendment or waiver by filing with the SEC a current report on Form 8-K.

Audit Committee and Audit Committee Financial Expert

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on established pre-approval policies and procedures.

ITEM 10:   Executive Compensation

Executive Compensation

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during our last completed fiscal year; and (ii) each other individual that served as our executive officer at the conclusion of the fiscal year ended December 31, 2007 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the “named executives”).

Name and Principal Position	Year	Salary	Bonus (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Andrew D. Hyder Chief Executive Officer and President	2007	$44,066	$0	$0	$0	$0	$44,066

Index

Executive Bonus Compensation

Our named executive officers are eligible for discretionary annual bonuses, the maximum amount of which is determined as a percentage of such executive’s annual salary.  The determination of whether to declare such bonuses, and if declared, the amount of such bonuses, are made in the sole discretion of our board of directors, and may be based upon the recommendation of our chief executive officer.  The chief executive officer does not provide recommendations or other input with respect to his own bonus.  A number of performance factors are considered in bonus decisions, including (i) professional ability (job knowledge and professionalism), (ii) human relation skills (interpersonal skills, communication and coordination), (iii) strengths and (iv) areas of developments.  We currently do not anticipate changing our informal bonus policy as it pertains to executives.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding each unexercised option held by each of our named executive officers as of December 31, 2007.  None of our named executive officers received any stock awards during 2007.

	Option Awards (1)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Andrew D. Hyder	2,500	0	n/a	n/a

(1)	All options granted pursuant to our 1999 Stock Option and Stock Award Plan, as amended.

Executive Compensation under the 1999 Stock Option and Stock Award Plan

As of December 31, 2007, we have outstanding options to purchase 12,500 shares of our common stock and warrants to purchase 159,118 shares of our common stock all issued under our 1999 Stock Option and Stock Award Plan, of which 2,500 have been issued to the named executives through December 31, 2007.

Director Compensation

None.

Index

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the our common stock as of April 5 2008, by (i) each person known by us to be the beneficial owner of more than 5 percent of the outstanding common stock, (ii) each director and director nominee, (iii) each named executive officer (as defined under Item 402(a) (2) of Regulation S-B), and (iv) all named executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of the date hereof, through the exercise or conversion of any stock option, convertible security, warrant or other right. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity. Unless otherwise indicated, the address of each of the following persons is 3245 Hennepin Ave S Suite 1, Minneapolis Minnesota, 55408.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (#)		Percentage of Common Stock Beneficially Owned (%) (1)
Andrew D. Hyder	3,011,256	(2)	3.53%
Sharon R. Hyder	598,738	(3)	.6	% *
Jacquelin L Powell	8,901,508	(4)	10.4%
Beard Creek Inc	10,000,000	(4)	11.7%
All officers and directors as a group (2 persons)	3,609,994	(5)	4.13%
* Less than 1%.

(1)
Beneficial ownership is determined in accordance with SEC rules, and includes any shares as to which the security or stockholder has sole or shared voting power or investment power, and also any shares which the security or stockholder has the right to acquire within 60 days of the date hereof, whether through the exercise or conversion of any stock option, convertible security, warrant or other right.  The indication herein that shares are beneficially owned is not an admission on the part of the security or stockholder that he, she or it is a direct or indirect beneficial owner of those shares.

(2)
Includes shares of common stock issuable upon exercise of options to purchase an aggregate of 2,500 shares of common stock that are currently exercisable or will become exercisable within the next 60 days.  Also includes 25,000 shares of common stock held by Mr. Hyder’s daughter, whom Mr. Hyder disclaims any beneficial ownership interest to, except to the extent of his pecuniary interest therein.

(3)	Directors

(4)	Other shareholders

(5)	All officers and directors as a group

Index

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2007, the (i) number of securities to be issued upon the exercise of outstanding options, warrants and rights issued under the equity compensation plans, (ii) the weighted average exercise price of such options, warrants and rights, (each as converted pursuant to the merger).  All outstanding options identified herein are governed by the terms of the Company’s 1999 Stock Option and Stock Award Plan, as amended.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted -average price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding (a)) (c)
Equity compensation plans not approved by security holders	13,500	$0.44	-

Total	13,500	$0.44	-

ITEM 12.    Certain Relationships and Related Transactions

None.

ITEM 13.    Exhibits

None.

ITEM 14.   Principal Accountant Fees and Services

The Board of Directors of the Company selected Maddox Ungar Silberstein, PLLC (formally  known as Ronald N. Silberstein, CPA, PLLC), with offices in Bingham Farms, Michigan and Ann Arbor, Michigan, to audit the Company’s financial statements for the year ended December 31, 2007.  Ronald N. Silberstein CPA, PLLC (now known as Maddox Ungar Silberstein, PLLC) audited the Company’s financial statements for the years ended December 31, 2006. The following table details the fees billed by the independent auditors in the years ended December 31, 2007 and 2006.

	2007	2006
Audit fees	17,500	17,600

No services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by Maddox Ungar Silberstein, PLLC. Furthermore, no work Maddox Ungar Silberstein, PLLC with respect to its services rendered to the Company was performed by anyone other than Maddox Ungar Silberstein, PLLC.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.

Subjex Corporation
Date:  April 15, 2008

NAME	TITLE
/s/ Andrew D. Hyder	President and Chief Executive Officer,

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of Subjex Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew D. Hyder	President and CEO	April 15, 2008
Andrew D. Hyder

Index

Exhibit Index

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 32.1	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SUBJEX CORPORATION
FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

Index

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Subjex Corporation
Minneapolis, Minnesota

We have audited the accompanying balance sheets of Subjex Corporation as of December 31, 2007 and 2006 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Subjex Corporation as of December 31, 2007 and 2006, and the results of its operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ Maddox Ungar Silberstein, PLLC

Maddox Ungar Silberstein, PLLC
Bingham Farms, Michigan
April 7, 2008

Index

SUBJEX CORPORATION
BALANCE SHEETS

	December 31,	December 31,
	2007	2006

ASSETS
Current Assets:
Cash	$15,217	$96,835
Accounts receivable	1,517	-
Prepaid expenses	37,500	8,395

Total current assets	54,234	105,230

Property and Equipment, net	5,017	13,676
Other Assets	3,611	8,101

Total assets	$62,862	$127,007

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Short-term notes payable
Subordinated convertible notes payable	$27,177	$58,634
Accounts payable	23,000	23,000
Accrued expenses:	160,632	77,985
Accrued expenses-Related party
Payroll and payroll taxes	31,006	-
Refunds payable	13,383	11,226
Accrued interest	-	82,000
Accrued expenses	23,052	20,783
	3,633
Total current liabilities
	281,883	273,628

Long-term Debt:
Long-term debt, less current portion	-	-

Total liabilities	281,883	273,628

Stockholders' Deficit:
Common stock, no par or stated value;100,000,000 shares authorized: 85,434,166 and 64,051,737 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	6,462,408	5,216,155
Subscription received	10,000	-
Accumulated deficit	(6,691,429)	(5,362,776)

Total stockholders' Deficit	(219,021)	(146,621)

Total liabilities and stockholders’ deficit	$62,862	$127,007

The accompanying notes are an integral part of these financial statements.

Index

SUBJEX CORPORATION
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006

Revenues:
Gross revenue	$84,378	$32,753

Expenses:
Selling, general and administrative	1,406,777	456,267

Total operating expense	1,406,777	456,267

Operating loss	(1,322,399)	(423,514)

Other income (expense):

Interest expense	(6,254)	(7,115)

Net loss	$(1,328,653)	$(430,629)

Net loss per basic and diluted common share	$(0.02)	$(0.01)

Weighted average common shares outstanding - basic and diluted	85,435,166	64,051,737

The accompanying notes are an integral part of these financial statements.

Index

STATEMENT OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock

			Accumulated	Stockholders'
	Shares	Amount	Deficit	Deficit

BALANCE, December 31, 2005	49,105,648	4,653,730	(4,932,147)	(278,417)

Common stock issuance	13,076,089	474,425		474,425

Common stock issuance for consulting services	1,000,000	55,000		55,000

Restricted stock compensation	500,000	27,500		27,500

Stock added to outstanding due to found certificates	370,000	-		-

Payments received for stock issued in previous years	-	5,500		5,500

Net Loss			(430,629)	(430,629)

BALANCE, December 31, 2006	64,051,737	$5,216,155	$(5,362,776)	$(146,621)

Common stock issuance	6,996,142	313,250		313,250

Common stock issuance for consulting services	2,613,858	321,003		321,003

Common stock issuance for License Agreement	10,000,000	500,000		500,000

Common stock issued for refund of 2006 revenue	1,171,429	82,000		82,000

Common stock issued to settle debt	450,000	30,000		30,000

Stock added to outstanding due to found certificates	152,000	-		-

Subscription received		10,000		10,000

Net Loss			(1,328,653)	(1,328,653)

BALANCE, December 31, 2007
	85,435,166	$6,472,408	$(6,691,429)	$(219,021)

The accompanying notes are an integral part of these financial statements.

Index

SUBJEX CORPORATION
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(1,328,653)	$(430,629)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	10,746	7,999
Write off of out of use equipment	9,449	-
Impairment of assets	503,192	-
Restricted stock compensation expense	-	27,500
Debt settled with issuance of common stock	30,000	-
Non cash common stock issued for consulting services	403,003	55,000
Changes in operating assets and liabilities:
Accounts receivable	(1,517)	150
Prepaid expenses	(29,105)	(10,272)
Accounts payable	82,647	(14,296)
Accrued expenses	3,633	-
Accrued expenses-Related party	31,006	-
Payroll and payroll taxes payable	2,157	(118,147)
Accrued interest	2,269	2,874
Refunds payable	(82,000)	82,000

Net cash flows used in operating activities	(363,173)	(397,821)

Cash flows from investing activities:
Purchase of property and equipment	(14,611)	(12,028)

Net cash flows used in investing activities	(14,611)	(12,028)

Cash flows from financing activities:
Proceeds from issuance of common stock	313,250	474,425
Subscriptions received	10,000	-
Increase in short term notes payable	1,543	-
Payment received from notes receivable	5,615	-
Issuance of notes receivable	(1,242)	-
Proceeds from issuance of notes payable	3,000	15,044
Payment on notes payable	(36,000)	4,000
Principal payments on long-term debt	-	11,000

Net cash flows provided by financing activities	296,166	504,469

Net increase (decrease) in cash and equivalents	(81,618)	94,620
Cash and cash equivalents at beginning of year	96,835	2,215

Cash and cash equivalents at end of year	$15,217	$96,835

The accompanying notes are an integral part of these financial statements.

Index

NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of past Business

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

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The balances are insured by the Federal Deposit Insurance Company up to $100,000.  At December 31, 2007 the Company had no uninsured cash balances.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturity of three months or less when purchased to be cash equivalents.

Segment Reporting

The Company operates as one reporting segment.

Index

Fair Value of Financial Instruments

The company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and notes payable, approximates fair value.  Interest on the notes payable is payable at rates which approximate fair value.

Property and Equipment

Property and equipment are stated at cost.  Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the related assets.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operating income for the period.  The cost of maintenance and repairs is expensed as incurred; significant renewals and betterments are capitalized.  Deduction is made for retirements resulting from renewals and betterments.

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

Research and Development
Research and development costs, whether performed by the Company or by outside parties under contract, are charged to operations as incurred. The company incurred no R&D expenses during 2007 and 2006.

Software Development Costs
The Company capitalizes certain software development and production costs once technological feasibility has been achieved.  Software development costs incurred prior to achieving technological feasibility are expensed as incurred.

The Company fully expensed the software maintenance incurred and there were no software development costs in 2007 and 2006.

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

Index

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

For the years ended December 31, 2007 and 2006, we recorded no compensation expense pursuant to APB Opinion No. 25 and no options were granted.

No employee stock options were granted during 2007 and 2006.

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

Comprehensive Income (Loss)

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income (loss) and its components which will be presented in association with the Company’s financial statements.  Comprehensive income (loss) is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities.  It includes all changes in equity during a period except those resulting from investments by or distributions to owners.  For the years ended December 31, 2007 and 2006, net loss and comprehensive loss were equivalent.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes which require the use of the liability method of accounting for income taxes.  See Note 6.

NOTE 2 – GOING CONCERN AND LIQUIDITY

The Company had a working capital deficit and recurring net losses from operations in 2007, and at December 31, 2007 had insufficient cash on hand to support its ongoing operations. These factors create doubt about the Company's ability to continue as a going concern.

NOTE 3 – FIXED ASSETS

Property and equipment consisted of the following at December 31,
	2007	2006
Company Vehicle	$11,186	$-
Office and Computer Equipment	49,583	59,737
Furniture and Fixtures	14,231	13,176
Accumulated Depreciation	(55,175)	(44,429)
Impairment of Fixed Assets	(14,808)	(14,808)
Property and Equipment, net	$5,017	$13,676

Index

Depreciation and amortization expense on property and equipment was $10,746 and $7,999 for the years ended December 31, 2007 and 2006, respectively.

NOTE 4 – FINANCING ARRANGEMENTS

Short-Term Notes Payable

There were several short term notes that were obtained from shareholders and unrelated parties and are due at various dates through 2007. The interest rate on these notes is 10%.

Short-term notes payable consisted of the following:

	2007	2006
Shareholders	$3,000	$15,000
Unrelated third parties	1,500	1,500
	$4,500	$16,500

Subordinated Notes Payable

The subordinated convertible notes payable are unsecured, bear interest at 10% and were due at various dates, with all currently being due.  To date the Company has not repaid these amounts.  The outstanding balance at December 31, 2007 and 2006 is $23,000 and $23,000 respectively.

Long-Term Debt

None.

NOTE 5 - SHAREHOLDERS’ EQUITY

Stock Options

In 2007 the Board of Directors adopted to bring to an end the 1999 Pagelab Network, Inc. Stock Option and Stock Award Plan.  The Plan permitted the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended and nonqualified options, which do not meet the requirements of Section 422.  A total of 2,500,000 shares were reserved under the Plan.  All options were granted at an exercise price not less than the fair market value of the common stock on the grant date according to the Plan provisions.  The options granted to participants owning more than 10 percent of the Company’s outstanding voting stock were to be granted at an exercise price not less than 110 percent of fair market value of the common stock on that date.  The options expired on the date determined by the Board of Directors, but not greater than 10 years from the grant date. No options were granted under the old Plan during the years ended December 31, 2007 and 2006.

Index

A summary of outstanding options under the Plan as of December 31 is as follows:

	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of yr	132,500	$.83	172,500	$.91
Canceled/Expired	(120,000)	$.75	(40,000)	$.75
Outstanding at end of year	12,500	$.80	132,500	$.83
All options were fully vested and have a have weighted average remaining contractual life of 1.02 years at December 31, 2007.

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

The Company issued detachable warrants with the sale of common stock to purchase 60,000 shares of common stock in December 2003. The warrants have a three year life and an exercise price of $0.25 per share. The Company issued warrants related to the sale of common stock during 2004. The warrants for 1,775,000 shares expired in 2006 and had an average exercise price of $0.13 per share. The warrants for 442,382 shares expired in 2007 and had an average exercise price of $0.08 per share.

A summary of outstanding warrants as of December 31 is as follows:

	2007		2006

	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	601,500	$.16	2,376,500	$.18
Granted	- -	- -	- -	- -
Exercised	- -	- -	- -	- -
Canceled/Expired	(500,500)	.08	(1,775,000)	.13
Outstanding at end of year	101,000	$.40	601,500	$.16
All warrants were fully vested and have a have weighted average remaining contractual life of 1.5 years at December 31, 2007.

NOTE 6 - INCOME TAXES

Index

	2007		2006
	Amount	%	Amount	%
Expected Federal	$(451,742)	(34%)	$(118,300)	(34%)
Expected State	(53,146)	(4%)	(13,900)	( 4%)
Valuation allowance	504,888	38%	132,200	38%
Total	$-	-%	$-	-%

The Company has a net operating loss carry forward totaling approximately $5,608,000 at December 31, 2007 that can be used to offset future taxable income.  Due to the uncertainty of the Company’s future taxable income, a valuation allowance has been established. The following is a listing of the Company's net deferred tax assets as of December 31:
	2007	2006
Deferred tax asset relating to net operating loss carry-forwards	$1,854,200	$1,349,200
Valuation allowance	(1,854,200)	(1,349,200)
Net deferred tax asset	0	0

At December 31, 2007, the Company has federal net operating loss carry forwards as follows:

Federal
2019	49,000
2020	1,010,000
2021	1,051,000
2022	778,000
2023	300,000
2024	280,000
2025	464,000
2026	348,000
2027	1,328,000
$5,608,000

NOTE 7 - STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of Statement ofFinancial Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), which is a revision of SFAS No. 123. SFAS No. 123 (R) supersedes APBOpinion No. 25, Accounting for Stock Issued to Employees, and amends FASBStatement No. 95, Statement of Cash Flows. Generally, the approach to accountingfor share-based payments in SFAS No. 123(R) is similar to the approach describedin SFAS No. 123. However, SFAS No. 123(R) requires all new share-based paymentsto employees, including grants of employee stock options, to be recognized inthe financial statements based on their fair values. Pro forma disclosure of thefair value of new share-based payments is no longer an alternative to financialstatement recognition.

Prior to 2006, the Company accounted for its employee stock option plans underthe intrinsic value method, in accordance with the provisions of AccountingPrinciples Board ("APB") Opinion No. 25, "Accounting for Stock Issued toEmployees” and related interpretations. Compensation expense related to thegranting of employee stock options is recorded over the vesting period only, if,on the date of grant, the fair value of the underlying stock exceeds theoption's exercise price. The Company had adopted the disclosure-onlyrequirements of SFAS No. 123, "Accounting for Stock-Based Compensation", whichallowed entities to continue to apply the provisions of APB No. 25 fortransactions with employees and provide pro forma net income and pro formaincome per share disclosures for employee stock grants made as if the fair valuebased method of accounting in SFAS No. 123 had been applied to thesetransactions.

Index

NOTE 8 - SUPPLEMENTAL CASH FLOWS INFORMATION

Supplemental disclosure of cash flow information:

	2007	2006
Cash paid during year for interest	$-	$-

Cash paid during year for income tax	$-	$-

NOTE 9 – LEASE

The Company rents its offices under a month to month lease.  Rent expense was $20,964 in 2007 and $19,748 in 2006.

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.”  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures. FIN 48 is effective for the Company on January 1, 2007. Based on the Company's evaluation and analysis, FIN 48 is not expected to have a material impact on the Company’s financial statements.

Index

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

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. FAS 157 is effective for fiscal years beginning after November 15, 2007.   The Company is currently evaluating the requirements and impact of FAS 157 on the Company's consolidated financial statements, and will adopt the provisions on January 1, 2008. FAS 157 is not expected to have a material impact on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”), which expresses the Staff's views regarding the process of quantifying financial statement misstatements. The bulletin was effective at fiscal year end 2006. The implementation of this bulletin had no impact on the Company's results of operations, cash flows or financial position.

In October 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 123(R)-5, Amendment of FSP FAS 123(R)-1, (“FSP FAS 123(R)-5”) to address whether a change to an equity instrument in connection with an equity restructuring should be considered a modification for the purpose of applying FSP No. FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FAS Statement No 123(R) (“FSP FAS 123(R)-1”). FSP FAS 123(R)-1 states that financial instruments issued to employees in exchange for past or future services are subject to the provisions of SFAS 123(R) unless the terms of the award are modified when the holder is no longer an employee. In FSP FAS 123(R)-5, the FASB staff concluded that changes to the terms of an award that are made solely due to an equity restructuring are not considered modifications as described in FSP FAS 123(R)-1 unless the fair value of the award increases, anti-dilution provisions are added, or holders of the same class of equity instruments are treated unequally. FSP FAS 123(R)-5 is effective for the first reporting period beginning after October 10, 2006. The adoption of FSP FAS 123(R)-5 did not have a material impact on the Company’s financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS No. 159). Under this Standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. The Company does not believe it will have an impact on its consolidated financial statements.

Index

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R amends SFAS 141 and provides guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively.  The adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

NOTE 11 – RELATED PARTY TRANSACTION

During 2007, the Company licensed the use of Forecast Market Software from an entity controlled by its CEO, in exchange for $100,000 for set-up and maintenance fees (of which $31,006 was still owed at December 31, 2007), and 10,000,000 shares of common stock for the license.  The stock was valued at $500,000, and the purchase price of the license was initially capitalized to be expensed over the term of the licensing agreement.  At December 31, 2007, due to the lack of revenues produced by the Company’s operations related to this license and our difficult cash-flow situation which could limit our ability to effectively market our operations related to this software, management determined that the value of the licensing agreement was fully impaired, resulting in a non-cash expense item which is included in selling, general, and administrative expenses.  The contract, which is for ten years and includes automatic renewal provisions, also provides for ongoing cash payments calculated under a formula provided for in the licensing agreement, based on revenues from services provided to the Company’s customers.