Form 10QSB
period 2008-03-31
SUBJEX CORP
filed 2008-05-19
CIK 1107699

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

The issuer’s revenues for the fiscal quarter ended March 31, 2008 were $0.00.

The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer on May 1, 2008 based on the closing price of the common stock as reported on the OTC Bulletin Board on such date was $1,803,148.

As of May 1, 2008 there were 90,157,389 outstanding shares of common stock, no par value.

References to the “Company,” the “Registrant,” “we”, “us” or “our” in this Quarterly Report on Form 10-QSB refer to Subjex Corporation., unless the context indicates otherwise.

Index

SUBJEX CORPORATION
BALANCE SHEETS

	March 31,	December, 31
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$3	$15,217
Accounts receivable	1,517	1,517
Prepaid expenses	28,125	37,500

Total current assets	29,645	54,234

Property and Equipment, net	2,405	5,017
Other Assets, net	7,211	3,611

Total assets	$39,261	$62,862

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Short-term notes payable	25,207	27,177
Subordinated convertible notes payable	23,000	23,000
Accounts payable	171,312	160,632
Accrued expenses:
Accrued expenses-related party	21,653	31,006
Payroll and payroll taxes	25,942	13,383
Interest	23,618	23,052
Accrued expenses	4,415	3,633

Total current liabilities	295,147	281,883

Long-term debt:
Long-term debt, less current portion	-	-

Total liabilities	295,147	281,883

Stockholders' deficit:
Common stock, no par or stated value;100,000,000 shares authorized: 88,357,389 and 85,434,166 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	6,504,908	6,462,408
Subscription received		10,000
Accumulated deficit	(6,760,794)	(6,691,429)

Stockholders' deficit	(255,886)	(219,021)

Total liabilities and stockholders’ deficit	$39,261	$62,862

The accompanying notes are an integral part of these financial statements.

Index

SUBJEX CORPORTION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Revenues	$-	$40,374

Expenses:
Selling, general and administrative	67,885	218,454

Total operating expense	67,885	218,454

Operating loss	(67,885)	(178,080)

Other income (expense)
Interest expense	(1,480)	-

Net loss	$(69,365)	$(178,080)

Net loss per basic and diluted common share	$(0.001)	$(0.001)

Weighted average common shares outstanding - basic and diluted	85,434,166	68,394,711

The accompanying notes are an integral part of these financial statements.

Index

SUBJEX CORPORTION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Cash flow from operating activities:
Net loss	$(69,365)	$(178,080)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	2,612	2,769
Non cash common stock issued for consulting services	2,500	77,250
Non cash common stock issued for refund of previous year revenue	-	82,000
Non cash common stock issued to settle other liability	5,000	20,000
Changes in operating assets and liabilities:
Accounts receivable	-	(29,312)
Prepaid expenses	9,375	(57,230)
Accounts payable	10,679	6,517
Payroll and payroll taxes	12,559	(11,068)
Refunds Payable	-	(82,000)
Accrued expenses	782	-
Accrued interest	567	-
Accrued expenses-related party	(9,353)	-

Net cash used in operating activities	(34,644)	(169,154)

Cash flow from investing activities:
Purchase of property and equipment	-	(16,083)

Net cash used in investing activities	-	(16,083)

Cash flow from financing activities:
Proceeds from issuance of capital stock	25,000	175,000
Proceeds from stock subscriptions	(10,000)	-
Issuance of notes rceivable	6,400	-
Other liability	(1,970)	(26,000)

Net cash provided by financing activities	19,430	149,000

Decrease in cash	(15,214)	(36,237)
Cash at beginning of period	15,217	96,835

Cash at end of period	$3	$60,598

The accompanying notes are an integral part of these financial statements.

Index

Notes to the Financial Statements (unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed financial statements of Subjex Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed financial statements. There are no additional material subsequent events or material contingencies that require disclosure. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed financial statements should be read in conjunction with Management’s Discussion and Analysis  contained in this report and with the financial statements and accompanying notes included in the Annual Report on Form 10-KSB for the year ended December 31, 2007.

Note 2. Acquisition of Assets

None.

Note 3.  Going Concern

The Company had a working capital deficit and recurring net losses from operations in the first quarter ending March 31, 2008 and had insufficient cash on hand to support its ongoing operations. These factors create doubt about the Company's ability to continue as a going concern.

Index

Note 4.  Payroll and Payroll Taxes

The Company owes the IRS related to employee payroll withholdings and payroll taxes aggregating approximately $9,000 at March 31, 2008.  This liability is included in accrued expenses – payroll and payroll taxes. The Company is working with the IRS to determine the resolution for final payment.  Until all amounts owed are paid to the IRS, the IRS will maintain a federal tax lien on the Company’s property.

Note 5. Stockholder’s Deficit

Despite managements desire to contain dilution, during the first quarter of 2008, the Company issued 2,922,223 shares of common stock for operational funds. The company is diligently working hard to grow its revenues to stop future dilution.

ITEM 2.  Management’s Discussion and Analysis

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this discussion which are not historical facts may be considered "forward looking statements" within the meaning of Section 21E of the Securities Act of 1934, as amended. The words "believe", "expect", "anticipate", "estimate", and similar expressions identify forward looking statements. Any forward looking statement involves risks and uncertainties that could cause actual events or results to differ, perhaps materially, from the events described in the forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events or otherwise. The risks associated with the Company's forward looking statements include, but are not limited to, risks associated with the Company's losses and uncertain profitability, sales and marketing strategies, competition, general economic conditions, reliance on key management and production people, current and future capital needs, dilution, effects of outstanding notes and convertible debentures, limited public market for the Company’s capital stock, low stock price, and lack of liquidity.

Index

The following discussion and analysis should be read in conjunction with the Financial Statements, related notes and other information included in this quarterly report on Form 10-QSB and the annual report Form 10KSB for 12-31-2007.

Description of Business

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

Principal Product Development and Resulting Services

During 2007, the Company licensed the use of the underlying algorithms of Forecast Market Software from an entity controlled by its CEO, in exchange for a $100,000 note for set-up and maintenance fees (of which $31,006 was still owed at December 31, 2007), and 10,000,000 shares of common stock for the license.  The stock was valued at $500,000, and the purchase price of the license was initially capitalized to be expensed over the term of the licensing agreement.  On December 31, 2007, due to the lack of revenues, and because of a poor performing quarter, the Company determined that the value of the licensing agreement was fully impaired, resulting in a non-cash expense item which is included in selling, general, and administrative expenses. The agreement, which is for ten years includes automatic renewal provisions, also provides for ongoing cash payments calculated under a performance formula provided for in the licensing agreement.

Trademarks and Patents

The Company’s policy is to hold trademarks and patent protection for its business that management feels is necessary to protect the Company interests.

Environmental Compliance

The Company believes it is in compliance with all current federal and state environmental laws.

Employees

The Company currently has 1 full-time employee and a team of outside consultants to fit the Company’s operational needs. The Company's employees are not represented by any labor unions.   The Company considers its relations with its employees to be outstanding.

Index

Competition

The Company is aware of other companies selling solutions that appear to be similar to the company however management is not aware of any companies that are selling the same solutions as we have designed. In addition management continues to market its products to small businesses, small qualified investors and institutions. The Company believes that its solutions are more effective than its competition. Management believes that while some companies may have greater resources than us, we have superior products which continue to grow in power and client usage.

Recent Developments

In late 2005 and early 2006 Subjex Corporation entered into an agreement involving Wayne Warrington, Howard Walsh and FarSuperior Management LLC., (“FarSup”)  In mid 2006, Subjex Corporation recognized what it considered to be breach of contract by “FarSup” and its management. Subjex Corporation did not receive domain names, usable code, or trademarks as promised by “FarSup”. Therefore the Company could not execute its plan as made public in 2005 and 2006. In the 1st quarter of 2006 the Company made sales of its pre-existing CSR product to clients introduced by “FarSup”. However because these clients were told they would receive enhancements  contingent on the “FarSup” additions being realized, the sales made to clients in early 2006 were refunded as a result of Subjex Corporation’s inability to deliver what was promised by “FarSup”. Currently the Company and “FarSup” are in litigation.

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

In 2006 the FMS version 1 software generated over 70%. The software functioned correctly in 2007 generating over 10% returns up to the 4th quarter of 2007. In this time changes were made to the system (version 2) that caused problems in the performance. In this 4th quarter not only were all the gains for 2007 were lost, net result of 2007 was a loss of 23%. Management proceeded to reengineer the software based on the original algorithm more closely.  Currently the company does not use the same FMS version as it did in 2007. The current version 3 of the software resembles more closely version 1 used in 2006 which was very successful.

This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities and commitments in the normal course of operations. Since inception, the Company has incurred losses of $6,760,794 and has a working capital deficit of $255,886 as of March 31, 2008.  The Company had a working capital deficit and recurring net losses from operations in 2007 also.

Despite the mounting losses of past years operations, the company believes that the funds used were not wasted. Because of its operations to date the company now has the technology and infrastructure to generate considerable earnings now and in the future. The FMS technology for example in managements view simply needs funds to mirror its trades. There is no further technology infrastructure necessary to grow the business. Today FMS is in its 10th quarter of operations and despite its ups and downs maintains a remarkable 6% return for its clients. This included the performance of version 2 of FMS.

Index

Despite the recent success of its FMS operations, the company still suffers from the poor performance of version 2 of FMS in 2007. According to the FMS trade group charter the company must earn back all the losses of clients before it can earn revenues from these clients. Therefore the Company decreased operating expenses to $67,885 for the period ending March 31, 2008 as compared to $218,454 for the period ending March 31, 2007.  The Company generated no revenues for the period ending March 31, 2008 as compared to $40,374 for the period ending March 31, 2007.  Most of the revenue in the first quarter of 2007 was generated from FMS fees.  Since the launch of FMS version 3 in February 2008 the company has been gradually earning back what was lost for clients, and is expected to earn revenues from these clients in the 3rd quarter of 2008.  Revenue levels in the first quarter of 2008 were not sufficient to sustain the Company's operations; therefore funds were raised from the sale of common stock to the Company's investor base to meet its financial needs.

When factoring in all of the FMS performance from inception, FMS has proven to be successful in terms of its long term objective of generating positive returns. The goal of version 3 of the software has been to stabilize it for usage with bond fund proceeds. So far it has proven successful in this goal. In March 2008 FMS generated 7.5% for its clients, and in April 2008 generated 2.6% and in May of 2008 has already generated .56%.  There have been 23 trade positions exited in this time and each of these resulted in a trade gain and no losses. Therefore management believes that it has the final version of the software that will propel the company forward.

The Company continues to seek legitimate strategic partners for its other software products such as SubjexCSR. In the 1st quarter of 2008 the Company entered into an agreement to acquire a majority stake in Minneapolis-Based Startup Certivera.com, an online Six Sigma Certification Venture, under which Subjex will provide its CSR technology for use in an online testing, certification and verification site that addresses a unique need in the growing online education and training market. The venture, Certivera.com, is expected to launch in May or June 2008 and will provide real time testing services for a variety of companies and institutions involved in granting degrees, certificates or other credentials. As such, it insinuates itself into the revenue streams of a significant number of established training organizations. In exchange for providing the technology that will power the venture and for Andrew Hyder, President and Chief Executive Officer of Subjex, serving as a Chief Technology Officer of Certivera.com, Subjex has received 60% of the equity in the new company. Hyder is also a member of Certivera's board of directors.

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

Index

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

PART II – OTHER INFORMATION

Item 1. - Legal Proceedings

Currently the Company and “FarSup” are in litigation.  The Company believes its exposure in the litigation is minor and intends to vigorously defend itself from the claims made by FarSup, while also vigorously pursuing its damage claims against FarSup.

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

Index

Item 6 – Exhibits and reports on form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.

Subjex Corporation
Date:  May 19, 2008

NAME	TITLE
/s/ Andrew D. Hyder	President and Chief Executive Officer