Form 10-Q
period 2008-06-30
SUBJEX CORP
filed 2008-08-08
CIK 1107699

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
ACT OF 1934

Commission File Number 0-29711

Subjex Corporation
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1596056 (IRS Employer Identification No.)

3245 Hennepin Ave S Suite 1, Minneapolis MN (Address of Principal Executive Offices)	55408 (Zip Code)

612-827-2203
 (Registrant’s telephone number)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, no par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Traditional Small Business Disclosure Format: Yes ☐ No ☒

As of August 6, 2008 there were 97,931,834 outstanding shares of common stock, no par value.

The aggregate market value of the common stock of the issuer held by non-affiliates of the registrant on August 6, 2008 based on the closing price of the common stock as reported on the OTC Bulletin Board on such date was $3,721,410.

SUBJEX CORPORATION INDEX

References to the “Company,” the “Registrant,” “we”, “us” or “our” in this Quarterly Report on Form 10-Q refer to Subjex Corporation., unless the context indicates otherwise.

Index

SUBJEX CORPORATION
BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$7,107	$15,217
Accounts receivable	1,517	1,517
Prepaid expenses	18,750	37,500

Total current assets	27,374	54,234

Property and equipment, net	1,792	5,017
Other assets, net	3,611	3,611

Total assets	$32,777	$62,862

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Short-term notes payable	25,907	27,177
Subordinated convertible notes payable	23,000	23,000
Accounts payable	157,662	160,632
Accrued expenses:
Accrued expenses-related party	9,082	31,006
Payroll and payroll taxes	34,054	13,383
Interest	24,186	23,052
Accrued expenses	4,160	3,633

Total current liabilities	278,051	281,883

Long-term debt:
Long-term debt, less current portion	-	-

Total liabilities	278,051	281,883

Stockholders' deficit:
Common stock, no par or stated value;100,000,000 shares authorized: 96,351,834 and 85,434,166 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	6,570,208	6,462,408
Subscription received	5,000	10,000
Accumulated deficit	(6,820,482)	(6,691,429)

Stockholders' deficit	(245,274)	(219,021)

Total liabilities and stockholders’ deficit	$32,777	$62,862

The accompanying notes are an integral part of these financial statements.

Index

SUBJEX CORPORTION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues	$-	$40,746	$-	$81,120

Expenses:
Selling, general and administrative	59,000	450,153	126,886	668,607

Total operating expense	59,000	450,153	126,886	668,607

Operating loss	(59,000)	(409,407)	(126,886)	(587,487)

Other income (expense)
Interest expense	(687)	(2,952)	(2,166)	(2,952)

Net loss	$(59,687)	$(412,359)	$(129,052)	$(590,439)

Net loss per basic and diluted common share	$(0.001)	$(0.001)	$(0.001)	$(0.001)

Weighted average common shares outstanding - basic and diluted	96,351,834	68,394,711	96,351,834	69,834,411

The accompanying notes are an integral part of these financial statements.

Index

SUBJEX CORPORTION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007

Cash flow from operating activities:
Net loss	$(129,052)	$(590,440)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	3,225	5,537
Non cash common stock issued for consulting services	17,800	230,349
Changes in operating assets and liabilities:
Accounts receivable	-	(38,596)
Prepaid expenses	18,750	(39,355)
Accounts payable	(2,970)	13,397
Payroll and payroll taxes	20,671	2,251
Refunds payable	-	(82,000)
Advances	-	(22,778)
Accrued interest	1,134	1,437
Accrued expenses-related party	(22,668)	65,912

Net cash used in operating activities	(93,110)	(454,286)

Cash flow from investing activities:
Purchase of property and equipment	-	(17,083)

Net cash used in investing activities	-	(17,083)

Cash flow from financing activities:
Proceeds from issuance of capital stock	90,000	355,750
Proceeds from stock subscriptions	(5,000)	20,000

Net cash provided by financing activities	85,000	375,750

Decrease in cash	(8,110)	(95,619)
Cash at beginning of period	15,217	96,835

Cash at end of period	$7,107	$1,216

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

Note 2. Acquisition of Assets

None.

Note 3.  Going Concern

The Company had a working capital deficit and recurring net losses from operations in the second quarter ending June 30, 2008 and had insufficient cash on hand to support its ongoing operations. These factors create doubt about the Company's ability to continue as a going concern.

Note 4.  Payroll and Payroll Taxes

The Company owes the IRS related to employee payroll withholdings and payroll taxes aggregating approximately $6,800 at  June 30, 2008.  This liability is included in accrued expenses – payroll and payroll taxes. The Company is working with the IRS and has been set up with a payment arrangement.  Until all amounts owed are paid to the IRS, the IRS will maintain a federal tax lien on the Company’s property.

Note 5. Stockholder’s Deficit

Despite managements desire to contain dilution, during the second quarter of 2008, the Company issued 7,994,445 shares of common stock for operational funds. The company is diligently working hard to grow its revenues to stop future dilution.

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

The following discussion and analysis should be read in conjunction with the Financial Statements, related notes and other information included in this quarterly report on Form 10-Q and the annual report Form 10KSB for 12-31-2007.

Index

Description of Business

Subjex Corporation, a Minnesota corporation formed in 1999, is an innovative developer and marketer of artificial intelligence software products. The flagship product, FMS (“Forecast Market Software”)  is a software engine that forecasts the major US financial market indices so that a subscriber of the system  can find capital appreciation by trading on its information. The forecasting engines' objective is to provide accurate next day forecasts, long or short, allowing a client to take market neutral profit via short term trades.  In the 4th quarter of 2007, FMS was redesigned to become more consistant and stable and has resulted in FMS v3.0.  The Company along with its partners and advisors are developing the structure to effectively market FMS to the institutuional community of investors.

Principal Product Development and Resulting Services

In 2007, the Company licensed the underlying algorithms used to develop the Forecast Market Software engine from an entity controlled by its CEO, in exchange for a $100,000 note for set-up and maintenance fees (of which $31,006 was still owed at December 31, 2007), and 10,000,000 shares of common stock for the 10 year auto renewing license.  The stock was valued at $500,000, and the purchase price of the license was initially capitalized to be expensed over the term of the licensing agreement.  Despite the success of FMS version 1 in 2006, version 2 experienced problems in 3rd quarter 2007. On December 31, 2007, due to the lack of revenues because of a poor performing quarter, the Company determined that the value of the licensing agreement was fully impaired, resulting in a non-cash expense item which is included in selling, general, and administrative expenses. The agreement, which is for ten years includes automatic renewal provisions, also provides for ongoing cash payments calculated under a performance formula provided for in the licensing agreement. On Febuary 15th 2008 the Company launched version 3 of FMS which since this time has performed up to managements expectations.

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

Competition

The Company is aware of other companies selling solutions that appear to be similar to the company however management is not aware of any companies that are selling the same solutions as we have designed. Because of the percentage gains being made by FMS v3.0, management feels that its FMS product is very competitive from an operations performance viewpoint. However the Company recognized its weaknesses in its marketing efforts of FMS to institutional entitys and is addressing this issue with help from its finance marketing advisors. It is the Company plan to license the technology exclusively to a single entity who has greater financial credentials and who can quickly attract vast sums of investment dollars to mirror FMS v3.0.

Index

Recent Developments

On July 16th 2008 the Company received the results of an audit performed by Maddox Ungar Silberstein, PLLC. The audit confirmed that FMS performance results for the six month period ending June 30, 2008 are in accordance with Global Investment Performance Standards (``GIPS'') for the purpose of determining whether any material modifications should be made to trading activity gain calculations in order to conform to GIPS. The letter of audit confirmation was included in the Company's recent 8-K report.

The Company recently repositioned the FMS business from a software subscription to a fund management model, which will direct the investment activities of institutional investors. Subjex's FMS technology from February 15th to June 30th 2008, produced gains totaling 17.3%; results that are providing significant momentum for the Company's institutional initiatives. Although FMS has a high degree of accuracy, anomalies such as unexpected world events have long been the bane of quantitative systems and account for forecast inaccuracies of approximately 30%. However FMS v3.0 incorporates an intricate discipline of compensation logic and portfolio percentage allocation for such events and as a result appears to be one of the most stable low risk trading systems in the industry. This conclusion is mathematically credible due to FMS v3.0’s amazing historical performance

This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities and commitments in the normal course of operations. Since inception, the Company has incurred losses of $6,820,482 and has a working capital deficit of $245,274 as of June 30, 2008.  The Company had a working capital deficit and recurring net losses from operations in 2007 also.

Despite the net losses of past years operations, the funds spent have resulted in a significant ownership and control of technology and infrastructure which the company expects to generate considerable earnings in the near future. The FMS technology in managements view simply needed the proper marketing form to attract large instutional funds to mirror its trades. There is no further technology infrastructure investments necessary to grow the business. Today FMS is in its 11th quarter of operations and despite its ups and downs maintains a remarkable 6% return on funds which have mirrored it.  FMS is out-performing the vast majority of  main-stream investments. In managements view the company it is simply a matter of time for substantial funds to mirror the tradeing activate of FMS and therefore generate significant earnings for the Company.

The Company decreased operating expenses to $59,000 for the period ending June 30, 2008 as compared to $450,153 for the period ending June 30, 2007.  The Company had not yet generated  revenues for the period ending June 30, 2008 as compared to $40,746 for the period ending June 30, 2007.  Most of the revenue in the second quarter of 2007 was generated from FMS fees. Revenue levels in the first quarter of 2008 were not sufficient to sustain the Company's operations; therefore funds were raised from the sale of common stock to the Company's investor base to meet its financial needs.

The Company continues to seek legitimate strategic partners for its other software products such as SubjexCSR. In the 1st quarter of 2008 the Company entered into an agreement to acquire a majority stake in Minneapolis-Based Startup Certivera.com, an online Six Sigma Certification Venture, under which Subjex will provide its CSR technology for use in an online testing, certification and verification site that addresses a unique need in the growing online education and training market. The venture, Certivera.com, is expected to launch publicly in the future is expected to provide real time testing services for a variety of companies and institutions involved in granting degrees, certificates or other credentials. As such, it insinuates itself into the revenue streams of a significant number of established training organizations. In exchange for providing the technology that will power the venture and for Andrew Hyder, President and Chief Executive Officer of Subjex, serving as a Chief Technology Officer of Certivera.com, Subjex will receive 60% of the equity in the new company. Hyder is also a member of Certivera's board of directors.

Index

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

ITEM 4.  Controls and Procedures

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

ITEM 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO")and Board of Directors of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and Board of Directors concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and Board of Directors as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

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

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

The company is currently still persueing and protecting its interests with respect to its litigation against Wayne Warrington, Howard Walsh and FarSuperior Management LLC.  The Company believes its exposure in the litigation is minor and intends to vigorously defend itself from the claims made, while also vigorously pursuing its damage claims against these people.

There were no other legal proceedings pending or, to the Company's knowledge, that would be material to the financial position of the Company.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.  Defaults on Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

Index

It is acknowledged that any sale or substantial restructuring of the Company will require a stockholders vote. No matters were submitted to the vote of the Company’s stockholders in this quarter.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and reports on form 8-K

On June 6, 2008 a material event occurred which was not made in the ordinary course of Subjex Corporation business thus prompting an 8k filing with the SEC.

Subjex Corporation’s board of directors made an addition to the board of directors. Paul W Peterson, who has been a long time advisor to Subjex Corporation accepted the position as board member. Paul W Peterson brings a vast collection of expertise to Subjex Corporation.  As alternative fuels energy advisor to governments, Mr. Peterson has consulted to the U.S. & Chinese governments. He spearheaded the engineering and construction of distillation towers and ethanol plants for production. He has combined his knowledge of the energy sector with his I.T. development and data security protocol, to construct forward-looking data models for business. Some of his former clients included Continental airlines, Pheco Energy and the Montgomery County Sheriff's office. Currently as a consultant to Subjex Corporation, he works closely with the SCCTB's Forecast Market Software data security.

On July 16, 2008 an event occurred which was not made in the ordinary course of Subjex Corporation business thus prompting an 8k filing with the SEC.

The Company received verification of the SubjexFMS system performance results for the period January 1, 2008 to June 30, 2008 in accordance with Global Investment Performance Standards (“GIPS”) for the purpose of determining whether any material modifications should be made to our trading activity gain calculations in order for it to conform with GIPS.  The letter of audit confirmation was included in the 8-K report.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.

Subjex Corporation
Date:  August 6, 2008

NAME	TITLE
/s/ Andrew D. Hyder	President and Chief Executive Officer