Form 10KSB/A
period 2007-12-31
SUBJEX CORP
filed 2008-08-13
CIK 1107699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB AMENDED

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

In the original filing of the 10KSB for December 31, 2007 a section of  paragraphs was inadvertently left out under Item 8A  necessitating this amended filing to include the unintentional omitted information.

ITEM 8A.	Controls and Procedures

Internal Control Over Financial Reporting

Since the Company does not have an audit committee, its Board of Directors oversees the responsibilities of the audit committee. Its members review all accounts and figures (accounting systems) that pertain to accounting and the financial condition of the company. This includes banking, accounts payable, stocks etc. These are then forwarded to an out of house accounting firm who does all our accounting on Quick Books. Our staff and the accounting firm are in contact on a daily basis.  The accounting firm is owned by Sharon Hyder, a member of our board of directors and the mother of the CEO, Andrew Hyder. Management believes that the fees paid to the accounting firm are equivalent to those that would be paid for similar services in an arm’s length transaction.

The Board is fully aware that there is not a clear segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, the board has determined that considering the employees involved the control procedures in place, risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties does not justify the expenses associated with such increases at this time.  As the Company further grows its operations, management expects to continue to modify its Controls and Procedures as necessary to remain in and maintain compliance with applicable law.

Evaluation of Disclosure Controls and Procedures

Based on the Board of Directors most recent review, as of the end of the period covered by this report, the Company’s principal executive officer has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

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
Date:  August 12, 2008

NAME	TITLE
/s/ Andrew D. Hyder	President and Chief Executive Officer,

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of Subjex Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew D. Hyder Andrew D. Hyder	President and CEO	August 12, 2008