Form 10KSB/A
period 2007-12-31
SUBJEX CORP
filed 2008-08-29
CIK 1107699

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

In the original filing of the 10KSB for December 31, 2007 a section of  paragraphs was inadvertently left out under Item 8A  necessitating this amended filing to include the unintentional omitted information. This second 10KSB/A is in answer to an SEC letter dated August 14, 2008 requesting additional revisions.

ITEM 8A.	Controls and Procedures

Internal Control Over Financial Reporting

It is management’s responsibility for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15 (f) under the Exchange Act.

Since the Company does not have an audit committee, its Board of Directors oversees the responsibilities of the audit committee. Its members review all accounts and figures (accounting systems) that pertain to accounting and the financial condition of the company on a weekly basis. This includes accounts payable, stocks and any other accounting issues. Banking matters are done on a daily basis. This is then forwarded to an out of house accounting firm who does all our accounting on Quick Books. Our staff and the accounting firm are in contact on a daily basis.  The accounting firm is owned by Sharon Hyder, a member of our board of directors and the mother of the CEO, Andrew Hyder. Management believes that the fees paid to the accounting firm are equivalent to those that would be paid for similar services in an arm’s length transaction.

The Board is fully aware that there is not a clear segregation of duties due to the small number of employees dealing with general administrative and financial matters. The procedures followed to obtain evidence of the operating effectiveness of the internal controls over financial reporting are integrated with the daily responsibilities of the CEO and CFO. However, the board has determined that considering the employees involved and the control procedures in place, and the risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties does not justify the expenses associated with such increases at this time.  As the Company further grows its operations, management expects to continue to modify its Controls and Procedures as necessary to remain in and maintain compliance with applicable law. It is therefore the conclusion of management that the above described internal controls over financial reporting are not only effective but in accordance with Item 308 (T) of Regulation S-B.

Evaluation of Disclosure Controls and Procedures

Based on the Board of Directors most recent review, as of the end of the period covered by this report, the Company’s principal executive officer and acting chief financial officer has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

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

Subjex Corporation (“Company”) acknowledges and confirms that:

•	The “Company” is responsible for the adequacy and accuracy of this disclosure and correspondence.
•	Staff comments or changes to disclosure in response to staff comments do not foreclose the Commission from taking any action with respect to the filing; and
•	the company may not assert staff comments as a defense in any proceeding initiated by the Commission or any person under the federal securities laws of the United States

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.

Subjex Corporation
Date:  August 29, 2008

NAME	TITLE
/s/ Andrew D. Hyder	President, Chief Executive Officer and acting Chief Financial
Officer,

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of Subjex Corporation and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Andrew D. Hyder Andrew D. Hyder	President, CEO and acting CFO	August 29, 2008