Form 10KSB/A
period 2007-12-31
SUBJEX CORP
filed 2008-09-12
CIK 1107699

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

Evaluation of Disclosure Controls and Procedures

Management evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was conducted by our chief executive officer, principal accounting officer and the Board of Directors.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effectiveness of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of the control system are met.  Further, any control system reflects the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.  A design of a control system is also based in part upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

MANAGEMENT’S REPORT OF INTERNAL CONTROLS OVER FINANCIAL REPORTING

It is the responsibility of Subjex Corporation’s management to establish and maintain adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934, as amended. Subjex Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.  The 10KSB filing for the year ending 2007 by Subjex Corporation included a statement describing the effectiveness of the internal financial controls of the company. However the Management’s statement on the reporting of these financial controls was not effective in this report because it was inadvertently not included. This omission did not affect the accuracy of the company’s financial statements or the effectiveness of the financial controls for the year 2007. This omission is now corrected herein.

Internal control over financial reporting includes policies and procedures that (1) pertain to the daily maintenance and reconciliation of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Subjex Corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America; (3) provide reasonable assurance that receipts and expenditures of Subjex Corporation are being made only in accordance with authorizations of management and directors of Subjex Corporation; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Subjex Corporation’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Subjex Corporation’s internal controls over financial reporting as of December 31, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of Subjex Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.  Based on our assessment, management determined that for year ending December 31, 2007, Subjex Corporation effectiveness of internal controls was maintained however as previously stated the reporting of such was not effective.

Andrew Hyder
President, Chief Executive Officer and Director
(Chief Financial Officer and Principal Accounting Officer)

Sharon Hyder
Director
September 12, 2008

Conclusions

The annual report does not include an attestation report from our registered public accounting firm (Maddox Ungar Silberstein, PLLC CPAs and Business Advisors) regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits Subjex Corporation to provide only management’s report in the annual report.

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective in providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.

Subjex Corporation
Date:  September 12, 2008

NAME	TITLE
/s/ Andrew D. Hyder	President, Chief Executive Officer, Chief Financial Officer,
Director and Principal Accounting Officer

/s/ Sharon R. Hyder	Director

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of Subjex Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew D. Hyder	President CEO, CFO, Director and Principal	September 12, 2008
Andrew D. Hyder	Accounting Officer

/s/ Sharon R. Hyder	Director	September 12, 2008
Sharon R. Hyder