Form 10KSB/A
period 2007-12-31
SUBJEX CORP
filed 2008-09-19
CIK 1107699

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

Evaluation of Disclosure Controls and Procedures

Management evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was conducted by our chief executive officer, principal accounting officer and the Board of Directors. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that the disclosure controls are not effective as of December 31, 2007.

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

Management assessed the effectiveness of Subjex Corporation’s internal controls over financial reporting as of December 31, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of Subjex Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.  Based on our assessment, management determined that for year ending December 31, 2007, our internal controls were effective.

This annual report on Form 10KSB does not include an attestation report of the companies independent registered public account firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the securities and exchange commission that permit us to provide only managements report in this annual report on Form 10KSB.

There were no significant changes in our internal controls over financial reporting   which occurred in the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Sincerely,
Andrew Hyder
President, Chief Executive Officer and Director
(Chief Financial Officer and Principal Accounting Officer)

Sharon Hyder
Director
September 19, 2008

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.

Subjex Corporation
Date:  September 19, 2008

NAME	TITLE
/s/ Andrew D. Hyder	President, Chief Executive Officer, Chief Financial Officer,
Director and Principal Accounting Officer

/s/ Sharon R. Hyder	Director

Signature	Title	Date

/s/ Andrew D. Hyder	President CEO, CFO, Director and Principal	September 19, 2008
Andrew D. Hyder	Accounting Officer

/s/ Sharon R. Hyder	Director	September 19, 2008
Sharon R. Hyder

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of Subjex Corporation and in the capacities and on the dates indicated.

Subjex Corporation
Date:  September 19, 2008

NAME	TITLE
/s/ Andrew D. Hyder	President, Chief Executive Officer, Chief Financial Officer,
Director and Principal Accounting Officer

/s/ Sharon R. Hyder	Director
Sharon R. Hyder

Signature	Title	Date

/s/ Andrew D. Hyder	President CEO, CFO, Director and Principal	September 19, 2008
Andrew D. Hyder	Accounting Officer

/s/ Sharon R. Hyder	Director	September 19, 2008
Sharon R. Hyder