Form 10-Q
period 2008-09-30
SUBJEX CORP
filed 2008-11-07
CIK 1107699

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Common Stock, no par value

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an acceleratd filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporing company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Traditional Small Business Disclosure Format: Yes ☐   No ☒

As of November 7, 2008 there were 99,997,720 outstanding shares of common stock, no par value.

The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer on November 7, 2008 based on the closing price of the common stock as reported on the OTC Bulletin Board on such date was $2,499,943.

SUBJEX CORPORATION INDEX

References to the “Company,” the “Registrant,” “we”, “us” or “our” in this Quarterly Report on Form 10-Q refer to Subjex Corporation., unless the context indicates otherwise.

Index

SUBJEX CORPORATION
BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$2,505	$15,217
Accounts receivable	-	1,517
Prepaid expenses	14,375	37,500

Total current assets	16,880	54,234

Property and equipment, net	1,179	5,017
Other assets, net	2,611	3,611

Total assets	$20,670	$62,862

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Short-term notes payable	19,863	27,177
Subordinated convertible notes payable	23,000	23,000
Accounts payable	179,519	160,632
Accrued expenses:
Accrued expenses-related party	7,330	31,006
Payroll and payroll taxes	36,278	13,383
Interest	24,753	23,052
Accrued expenses	3,905	3,633

Total current liabilities	294,648	281,883

Long-term debt:
Long-term debt, less current portion	-	-

Total liabilities	294,648	281,883

Stockholders' deficit:
Common stock, no par or stated value;100,000,000 shares authorized: 99,297,720 and 85,434,166 shares issued and outstanding at September 31, 2008 and December 31, 2007, respectively	6,662,546	6,462,408
Subscription received	-	10,000
Accumulated deficit	(6,936,524)	(6,691,429)

Stockholders' deficit	(273,978)	(219,021)

Total liabilities and stockholders’ deficit	$20,670	$62,862

The accompanying notes are an integral part of these financial statements.

Index

SUBJEX CORPORTION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues	$575	$2,160	$575	$83,280

Expenses:
Selling, general and administrative	115,160	629,034	242,046	1,297,641

Total operating expense	115,160	629,034	242,046	1,297,641

Operating loss	(114,585)	(626,874)	(241,471)	(1,214,361)

Other income (expense)
Interest expense	(1,457)	(1,063)	(3,624)	(4,016)

Net loss	$(116,042)	$(627,937)	$(245,095)	$(1,218,377)

Net loss per basic and diluted common share	$(0.001)	$(0.008)	$(0.001)	$(0.001)

Weighted average common shares outstanding - basic and diluted	99,297,720	80,767,011	99,297,720	80,767,011

The accompanying notes are an integral part of these financial statements.

Index

SUBJEX CORPORTION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

Cash flow from operating activities:
Net loss	$(245,095)	$(1,218,377)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	3,838	8,312
Amortization prepaid expense	-	45,020
Non cash common stock issued for consulting services	53,800	732,003
Changes in operating assets and liabilities:
Accounts receivable	1,517	(1,517)
Prepaid expenses	23,125	(75,000)
Accounts payable	18,886	41,895
Payroll and payroll taxes	22,895	11,220
Refunds payable	-	(82,000)
Accrued expenses	(7,042)	-
Accrued interest	1,701	2,156
Accrued expenses-related party	(23,676)	26,249

Net cash used in operating activities	(150,050)	(510,039)

Cash flow from investing activities:
Purchase of property and equipment	-	(11,887)
Notes Receivable	1,000	-

Net cash used in investing activities	1,000	(11,887)

Cash flow from financing activities:
Proceeds from issuance of capital stock	146,338	410,750
Proceeds from stock subscriptions	(10,000)	20,000

Net cash provided by financing activities	136,338	430,750

Decrease in cash	(12,712)	(91,176)
Cash at beginning of period	15,217	96,835

Cash at end of period	$2,505	$5,659

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Note 2. Acquisition of Assets

None.

Note 3.  Going Concern

The Company had a working capital deficit and recurring net losses from operations in the third quarter ending September 30, 2008 and had insufficient cash on hand to support its ongoing operations. These factors create doubt about the Company's ability to continue as a going concern.

Note 4.  Payroll and Payroll Taxes

The Company owes the IRS related to employee payroll withholdings and payroll taxes aggregating approximately $6,000 at  September  30, 2008.  This liability is included in accrued expenses – payroll and payroll taxes. The Company is working with the IRS and has been set up with a payment arrangement.  Until all amounts owed are paid to the IRS, the IRS will maintain a federal tax lien on the Company’s property.

Note 5. Stockholders’ Deficit

Despite management’s desire to contain dilution, during the third quarter of 2008, the Company issued 4,945,886 shares of common stock for operational funds. The company is diligently working hard to grow its revenues  without  future dilution.

Index

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

Description of Business

Subjex Corporation, a Minnesota corporation formed in 1999, is an innovative developer and marketer of artificial intelligence software products. The flagship product, SubjexFMS (“Forecast Market Software”)  is a licensed software product that forecasts the major US financial market indices so that subscribers, when "plugged into" the software, can find capital appreciation with a third party investment account. The forecasting engines' objective is to provide accurate market intelligence for the hedge fund industry. SubjexFMS is a software to which clients subscribe.

Principal Product Development and Resulting Services

On Febuary 15th 2008 the Company launched version 3 of FMS which since this time has performed up to managements expectations. During 2008, the Company licensed the use of the underlying algorithms of Forecast Market Software to an undisclosed hedge fund. Because of the private nature of the hedge fund, details of the transaction cannot be disclosed, however the transaction is expected to produce revenue to Subjex Corporation on a performance basis of FMS results.

Trademarks and Patents

The Company’s policy is to hold trademarks and patent protection for its business that management feels is necessary to protect the Company interests.

Environmental Compliance

The Company believes it is in compliance with all current federal and state environmental laws.

Index

Employees

The Company currently has 1 full-time employee and a team of outside consultants and contractors to fit the Company’s operational needs. The Company's employees are not represented by any labor unions. The Company considers its relations with its employees to be outstanding.

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

Recent Developments

On July 16th 2008 the Company received the results of an audit performed by Maddox Ungar Silberstein, PLLC. The audit confirmed that FMS performance results for the six month period ending June 30, 2008 are in accordance with Global Investment Performance Standards (“GIPS”) for the purpose of determining whether any material modifications should be made to trading activity gain calculations in order to conform to GIPS. The letter of audit confirmation was included in the Company's recent 8-K report.

The Company recently repositioned the FMS business from a software subscription to a fund management model, which will direct the investment activities of institutional investors. Subjex's FMS technology from January 1st to October 31st 2008, produced gains totaling 33.6%; results that are providing significant momentum for the Company's institutional initiatives. Although FMS has a high degree of accuracy, anomalies such as unexpected world events have long been the bane of quantitative systems and account for forecast inaccuracies of approximately 30%. However FMS v3.0 incorporates an intricate discipline of compensation logic and portfolio percentage allocation for such events and as a result appears to be one of the most stable low risk trading systems in the industry.

This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities and commitments in the normal course of operations. Since inception, the Company has incurred losses of $6,936,524 and has a working capital deficit of $273,978 as of September 30, 2008. The Company had a working capital deficit and recurring net losses from operations in 2007 also.  Despite the net losses of past years operations, the funds spent have resulted in a significant ownership and control of technology and infrastructure which the company expects to generate considerable earnings in the future. The FMS technology in managements view simply needed the proper marketing form to attract large instutional funds to mirror its trades. There is no further technology infrastructure investments necessary to grow the FMS business. Today FMS is in its 12th quarter of operations and despite its ups and downs maintains a remarkable 7% quarterly average return on funds since inception. FMS is out-performing the vast majority of main-stream investments, therefore, in managements view it is simply a matter of time before substantial earnings will be made as a result.

Index

The Company decreased operating expenses to $115,160 for the three months ended September 30, 2008 as compared to $629,034 for the three months ended September 30, 2007. Operating expenses for the nine months ended September 30, 2008 were $242,046, a reduction of $1,055,595 when compared to the $1,297,641 of operating expenses for the nine months ended September 30, 2007. Operating expenses decreased due to management decreasing its former marketing efforts of its FMS product. The new marketing efforts focused on selling FMS to one institutional aggregator as opposed to selling FMS to the general public. Selling FMS to the general public required additional resources and core competency which management believes should be left to others. This will allow the Company to focus on its specific abilities and talents while giving the marketing of FMS into someone with a preexisting presents in the market place. The Company had $575 in revenues for the three months ended September 30, 2008 as compared to $2,160 for the three months ended September 30, 2007. Most of the revenue of $2,160 in the third quarter of 2007 was generated from FMS fees. Revenue levels in the third quarter of 2008 were not sufficient to sustain the Company's operations; therefore funds were raised from the sale of common stock to the Company's investor base to meet its financial needs.  The Company had $575 in revenues for the nine months ended September 30, 2008 compared to $83,380 of revenue for the nine months ended September 30, 2007.  The reductions in revenue were caused by greatly reduced fee income during 2008 from FMS fees as compared to 2007.

The Company continues to seek legitimate strategic partners for its other software products such as SubjexCSR/AiNDEE.

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

Index

Management's Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Currently the Company is in litigation with Farsuperior Management LLC, Wayne Warrington and Howard Walsh individually for breech of contract and other issues.  The Company believes its exposure in the litigation is minor because of the strength of its case and intends to vigorously defend itself from the claims made by the apposing parties, while also vigorously pursuing its damage claims against the opposing parties.

There were no other legal proceedings pending or, to the Company's knowledge, that would be material to the financial position of the Company.

Index

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults on Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company has no intention to pursue a sale of assets or any substantial restructuring. It is acknowledged that any sale or substantial restructuring of the Company will require a stockholders vote. No matters were submitted to the vote of the Company’s stockholders in this quarter.

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

Subjex Corporation
Date: November 7, 2008

NAME	TITLE
/s/ Andrew D. Hyder	President and Chief Executive Officer