Form 10-K
period 2008-12-31
SUBJEX CORP
filed 2009-04-15
CIK 1107699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from:  ______________ to ______________

Commission file number: 0-29711

Subjex Corporation

(Exact name of registrant as specified in its charter)

Minnesota	41-1596056
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3245 Hennepin Ave S Suite 1, Minneapolis MN 55408

(Address of Principal Executive Offices)

612-827-2203

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Exchange Act:
Title of each class	Name of each exchange on which registered
Common Stock, no par value	OTC Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer on April 3, 2009 based on the closing price of the common stock as reported on the OTC Bulletin Board on such date was $1,988,019.

As of April 13, 2009  there were 99,733,887 outstanding shares (fully diluted) of common stock, no par value.

SUBJEX CORPORATION

FORM 10-K

YEAR ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

PART I

ITEM 1.        Business.

1

ITEM 1A.      Risk Factors

2

ITEM 1B.      Unresolved Staff Comments

3

ITEM 2.         Description of Property

3

ITEM 3.         Legal Proceedings

3

ITEM 4.         Submission of Matters to a Vote of Security Holders

3

PART II

ITEM 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases
of Equity Securities.

4

ITEM 6.         Selected Financial Data.

4

ITEM 7.         Management's Discussion & Analysis of Financial Condition and Results of Operations

5

ITEM 7A.      Quantitative and Qualitative Disclosures About Market Risk.

5

ITEM 8.         Financial Statements

5

ITEM 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

5

ITEM 9A(T)  Controls and Procedures.

5

ITEM 9B.      Other Information.

7

PART III

ITEM 10.       Directors, Executive Officers, and Corporate Governance

8

ITEM 11.       Executive Compensation

9

ITEM 13.       Certain Relationships and Related Transactions

11

ITEM 15.       Exhibits, Financial Statements Schedules

11

SIGNATURES

12

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

The following discussion and analysis should be read in conjunction with the Financial Statements, related notes and other information included in this annual report on Form 10-K.

PART I

ITEM 1.

Business.

Introduction

References to the “Company,” the “Registrant,” “we”, “us” or “our” in this Annual Report on Form 10-K refer to Subjex Corporation, unless the context indicates otherwise.

Overview

Subjex Corporation, is a Minnesota corporation formed in 1999, for the creation, custom development and incubation of "outside the box" artificial intelligence technologies. We translate our advanced technology development methods into extreme value solutions for specialized industries. In other words: we develop products that our clientele bring to the market directly or as a private labeled product.

Since 1999, Subjex Corporation has strived to be a “behind the scenes” leader in artificial intelligence software development. Our development projects have included SEO (Search Engine Optimization) “cloaking” software, e-commerce advertising, search engine technology and products for the capital markets.

One of our most recent successes is Forecast Market Software (FMS), a trade timing and index forecasting engine that forecasts the DJIA, the XAU, and the DJT. Since its launch in February 2006, FMS has become a quantitative analysis industry leader, powering one of the best performing hedge fund in the industry. FMS is the core technology powering the hedge fund Qubitrage LLC (www.qubitrage.com) a Nevada based hedge fund and one of the world’s best performing hedge funds (averaging nearly 40% annual returns since inception).

Subjex Corporation developed one the first semi-autonomous virtual agent Customer Service Representative (CSR) products in the market in 2001. “SubjexCSR” as it was called originally was tested on over 500 e-commerce business web sites for over 4 years. Our latest artificial intelligence CSR/CRM project called AiNDEE (www.AiNDEE.com) was introduced in 2008. Unlike conventional CSR/CRM software solutions on the market, that are mainly auto responder “dialogue based” (stimulus response) products, AiNDEE is one of the most highly advanced artificial intelligent CRM/sales solutions available in the world today. It incorporates many new ground breaking advancements in virtual communication and human interaction. Able to engage in real “interview”conversation, where it asks users questions about what they just asked (multi-tiered bi-directional dialogue), AiNDEE is a break-through in CRM (Customer Relationship Management).

Trademarks and Patents

The Company has held trademarks and patent pending protection for most of its business that management feels is necessary to protect the Company interests. However the Company provides most of its technology as “black box” or as a proprietary service offering, which maintains the complete interworkings of the technology, so that they remain secret to clients and resellers.

Environmental Compliance

The Company believes it is in compliance with all current federal and state environmental laws.

Employees

The Company had 1 full-time employee and a team of outside consultants to fit the Company’s operational needs. The Company's employees are not represented by any labor unions.  The Company considers its relations with its employees to be outstanding.

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

Recent Developments

Subjex Corporation has recently become part of a technology collaboration development project called “Sarah” with the US Business Authority (www.usbusinessauthority.com). USBA’s aim is to bring human interactive artificial intelligent CSR/CRM solutions like “Sarah” which is powered by the AiNDEE technology, to its select clientele, thus creating 24/7/365 revenue share opportunities with the end clients. The U.S. Business Authority’s unique intelligence gathering methodology and capabilities, allow them to effectively identify and deliver strategic business solutions, which reveal unprecedented new revenue share opportunities while also substantially decreasing both net and gross attrition rates across the board in our end clients business.

Recently the Company has become engaged with Qubitrage LLC “Qubitrage” a Nevada based hedge fund to monitise the “FMS” (Forecast Market Software) technology. In exchange for the exclusive use of the FMS technology Qubitrage agreed to give all earned fees (2% annual management fee and 20% performance fee) to the Company. This agreement is designed to create a revenue stream to the Company in direct proportion to the success of the FMS technology in the markets and the funds under management. Therefore the Company has agreed to market the hedge fund at its own expense. Further the Company has provided its CEO, Andrew Dean Hyder as the fund manager. Mr Hyder will not receive any additional compensation for this duty.

FMS (Forecast Market Software) is based upon a proprietary artificial intelligence trade timing engine invented by Andrew D. Hyder. Subjex Corporation licenses the algorithm processes for its FMS product from its Chief Executive Officer, Andrew D. Hyder, on an exclusive 10 year self-renewing contract basis.

FMS has proven to be successful in terms of its long term objective of generating positive returns. The performance of FMS has been exceptional in terms of percentage returns in 2006 in which it generated an audited 70% return. However the software did undergo problems in the 4th quarter of 2007 in which all the gains for 2007 were lost in this quarter. Therefore the net result of 2007 was a loss of 23%. Management proceeded to reengineer the software based on the original algorithm more closely. As a result of the reengineering, management now believes that FMS will perform more in line with 2006 results. This is evident to management since the final enhancements were made on Feb 15th 2008. Since this time FMS has taken only small trade losses, and has earned over 58% for its clients in 2008 and 7% for the first quarter of 2009. The Company does not plan on making future changes to FMS now that it is performing as desired. However as with any system in the markets, there are risks associated with any investment.

ITEM 1A.

Risk Factors

Before deciding to buy, hold or sell our common stock, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the Securitite and Exchange Commission, including our reports on Forms 10-Q and 8-K. The risks and uncertainties described below are what we consider our most significant risks. Additionall risks and uncertainties not presently known or that are currently deemed immaterial may also affect our business.

If any of these known or unknown risks or uncertainties actually occurs, they could have a material adverse effect on our business, financial condition, results of operations and cash flow. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Revenue growth from the AiNDEE technology (formerly known as “SubjexCSR”) will primarily be as a result of finding new customers. Revenue from this technology did not grow during 2008 due to a focus on other projects. In 2008 and 2009 a significant upgrade to the model has been preformed and is being tested. With many new features, it is being demonstrated to a select few prospects though a business partnership previously mentioned. The new technology is being well received but the Company cannot guarantee that sales of any significance will be made in 2009.

Further the Company stock is thinly traded. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid for them. The Company’s common stock has historically maintained a low trading volume of shares per day. However due to potential revenue flow, management feels that this trend is not likely to continue if and when significant deposits are made into Qubitrage Hedge Fund.

ITEM 1B.

Unresolved Staff Comments

None.

ITEM 2.

Description of Property

The Company's principal office is located at 3245 Hennepin Ave S Suite 1 Minneapolis, MN 55408, occupying approximately 1,000 square feet and utilized entirely for office space. The lease is month to month. The space is not rented under a written lease. Management believes that comparable office space is readily available.

ITEM 3.

Legal Proceedings

On January 9th 2009 Subjex Corporation and Farsuperior Management LLC reached a court administered settlement in the parties' litigation matters. The parties' settlement does not constitute an admission by any party of liability or wrongdoing or violation of any state or federal law, local ordinance, or principle of common law, or that any party has engaged in any improper or unlawful conduct or wrongdoing against the other, and that this is a compromise of doubtful and disputed claims. The general terms of the settlement require Subjex Corporation to issue 1.5 million common shares and pay $28,000 or an additional 400,000 shares in 2009 to the other party at the Company’s option.

There were no other legal proceedings pending or, to the Company's knowledge, that would be material to the financial position of the Company.

ITEM 4.

Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)

Market Information

The Company’s Common Stock is traded on the Over the Counter Bulletin Board since January 2000 under the symbol “PGBN”.  The Company changed it ticker symbol in 2003 to “SBJX”. Its high and low sales prices of common stock in 2008 were $0.05 and $0.01, respectively. These prices are inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The following table lists the high and low price for our common stock as quoted, in U.S. dollars, on the internet tracking services during each quarter within the last two fiscal years:

Price per Share - Calendar Year 200

Quarter	High	Low
First	$0.04	$0.01
Second	$0.04	$0.01
Third	$0.05	$0.01
Fourth	$0.04	$0.02

Price per Share - Calendar Year 2007

Quarter	High	Low
First	$0.48	$0.06
Second	$0.35	$0.12
Third	$0.14	$0.06
Fourth	$0.06	$0.02

(a)

Record Holders

On December 31, 2008 there were 240 holders of the Company’s 99,497,720 outstanding shares of common stock.

(b)

Dividends

The Company has not paid or declared any dividends on our common stock; however, one of Managements goals is to pay dividends on the common stock at some future date.

(c)

Recent Sales of Unregistered Securities

During 2008, the Company issued pursuant to private placement offerings to certain of our security holders an aggregate of 15,662,554 shares of our common stock, at an average price per share of $0.02, resulting in net proceeds to the Company of $185,339.

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

ITEM 6.

Selected Financial Data.

None.

ITEM 7.

Management's Discussion & Analysis of Financial Condition and Results of Operations

In 2008 the Company’s operating expenses included payments to consultants and vendors. The total value of non-cash stock compensation issued to these entities was $57,400. Some of the expenses consisted of Legal and Accounting $53,045, Salary $65,000 and others in the amount of $65,123. The total operating expenses for 2008 were $306,303 as compaired to the operating expenses in 2007 of $1,406,777.

The Company generated revenues of $3,585 and $84,378 in 2008 and 2007, respectively. Most of the revenue in 2008 was generated from SubjexFMS. Revenue levels by themselves were not sufficient to sustain the Company’s operations in 2008; therefore funds were raised from the sale of common stock to the Company’s investor base to meet its financial needs. The Company used a “just-in-time” funding method, in an effort to hold off dilution of its stock, by not raising more funds than necessary while its stock price was low.

Liquidity and Capital Resources

The accumulated deficit from inception to December 31, 2008 was $6,998,551. To date, most of the operations of the Company have been funded by monies raised through the issuance of common stock. Management believes it has the relationships in place to continue this type of funding until its revenues can sustain operations on a going forward basis.

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

ITEM 7A.

Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

At December 31, 2008 and 2007 our cash and cash equivalents were approximately $1,546 and $15,217, respectively. We presently do not have any interest bearing investments.

Equity Price Risk

Outside of the Company working with Qubitrage LLC as described herein, the Company does not invest in available-for-sale equity securities, and, therefore, are not Subject to significant equity prce risk.

ITEM 8.

Financial Statements

The financial statements of the Company are included herein following the signatures.

ITEM 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

 ITEM 9A(T)     Controls and Procedures.

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

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that the disclosure controls are not effective as of December 31, 2008.

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

Management assessed the effectiveness of Subjex Corporation’s internal controls over financial reporting as of December 31, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of Subjex Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment, management determined that for year ending December 31, 2008, our internal controls were effective.

There were no significant changes in our internal controls over financial reporting which occurred in the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Sincerely,

Andrew Hyder

President, Chief Executive Officer and Director

ITEM 9B.

Other Information.

None.

PART III

ITEM 10.

Directors, Executive Officers, and Corporate Governance

The following table sets forth the name and position of each of our directors and executive officers:

Name	Age	Positions
Paul W. Peterson	59	Director
Andrew D. Hyder	42	Director, Chairman of the Board, Chief Executive Officer and President
Sharon R. Hyder	65	Director

Paul W. Peterson as alternative fuels energy advisor to government has consulted to the United States and Chinese governments. He spearheaded the engineering and construction of distillation towers and ethanol plants for production. He has combined his knowledge of the energy sector with his I.T. development and data security protocol, to construct forward-looking financial and data models. Former clients included Continental airlines, Pheco Energy and the Montgomery County Sheriff’s office. Mr Peterson became a director of Subjex Corporation June 6, 2008. He currently works closely with and oversees Forcast Market Software (FMS) data security.

Andrew D. Hyder has been the President and Chief Executive Officer and a Director since October 1999. As Founder and CEO of Subjex Corp. Hyder has over 20 years of software and A.I. engineering experience. He developed in 1996 one of the first of its kind "cloaking engines" for search engine optimization kicked off a revolution in search engine marketing. As a lifelong entrepreneur he has designed flight simulators, market timing engines and payroll software. He has a passion for viral marketing & sales psychology, with expertise in the areas of finance, corporate governance, direct mail and product branding. Mr. Hyder has developed projects in most computer-programming languages. Mr. Hyder is passionate about self-education and personal innovation and is often quoted as saying “The best way to stay on top of cutting edge technology is to self-educate or invent it yourself.”

Sharon R. Hyder has been a director of Subjex Corporation since October 2006.  She is serving a three year term on the board of directors which began on October 18, 2006. Sharon is the mother of the Company’s Chief Executive Officer, President, and Chairman of the Board, Andrew D. Hyder. Sharon holds a Bachelor of Arts in Business and Accounting, and an MBA in Business and Finance. Her extensive industry certifications and IRS/tax/audit training make her well suited for board membership with an impressive background in public, private and academic work. Sharon was CFO for Optidynamic Communications Inc. a VA Corporation from January 2002 to December of 2005. In addition she owns her own accounting firm, “Hyder Accounting, Tax and Consulting Services”. Her firm currently handles the accounting for Subjex Corporation along with others throughout the US.

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

ITEM 11.

Executive Compensation

Executive Compensation

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during our last completed fiscal year; and (ii) each other individual that served as our executive officer at the conclusion of the fiscal year ended December 31, 2008 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the “named executives”).

Name and Principal Position	Year	Salary	Bonus (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Andrew D. Hyder Chief Executive Officer and President	2008	$41,736	$0	$0	$0	$0	$41,736

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding each unexercised option held by each of our named executive officers as of December 31, 2008. None of our named executive officers received any stock awards during 2008.

	Option Awards (1)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Andrew D. Hyder	2,500	0	n/a	n/a

(1)  All options granted pursuant to our 1999 Stock Option and Stock Award Plan, as amended.

Executive Compensation under the 1999 Stock Option and Stock Award Plan

As of December 31, 2008, we have outstanding options to purchase 12,500 shares of our common stock and warrants to purchase 176,000 shares of our common stock all issued under our 1999 Stock Option and Stock Award Plan, of which 2,500 have been issued to the named executives through December 31, 2008.

Director Compensation.

None.

ITEM 12.

Security Ownership of Certain Beneficial Owners and Management and Related shareholder Matters.

The following table sets forth certain information regarding beneficial ownership of the our common stock as of April 9, 2009 by (i) each person known by us to be the beneficial owner of more than 5 percent of the outstanding common stock, (ii) each director and director nominee, (iii) each named executive officer (as defined under Item 402(a) (2) of Regulation S-B), and (iv) all named executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of the date hereof, through the exercise or conversion of any stock option, convertible security, warrant or other right. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity. Unless otherwise indicated, the address of each of the following persons is 3245 Hennepin Ave S Suite 1, Minneapolis Minnesota, 55408.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (#)		Percentage of Common Stock Beneficially Owned (%) (1)
Andrew D. Hyder	1,931,256	(2)	1.94%
Sharon R. Hyder	800,000	(3)	.8%*
Beard Creek Inc	6,000,000	(4)	6.03%
Paul W Peterson	1,100,000	(3)	1.11%
All officers and directors as a group (3 persons)	3,831,256	(5)	3.85%

———————

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

(3)

Directors

(4)

Other shareholders

(5)

All officers and directors as a group

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2008, the (i) number of securities to be issued upon the exercise of outstanding options, warrants and rights issued under the equity compensation plans, (ii) the weighted average exercise price of such options, warrants and rights, (each as converted pursuant to the merger). All outstanding options identified herein are governed by the terms of the Company’s 1999 Stock Option and Stock Award Plan, as amended.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted – average price of outstanding options, warrants and rights (b)	Number of Securities remaining available for future issuance under equity compensation plan (excluding (a)) (c)
Equity compensation plans not approved by security holders	176,000	$0.17	––
Total	176,000	$0.17	––

ITEM 13.

Certain Relationships and Related Transactions

None.

ITEM 14.

Principal Accountant Fees and Services

The Board of Directors of the Company selected Maddox Ungar Silberstein, PLLC (formally known as Ronald N. Silberstein, CPA, PLLC), with offices in Bingham Farms, Michigan, to audit the Company’s financial statements for the year ended December 31, 2008. Maddox Ungar Silberstein, PLLC audited the Company’s financial statements for the years ended December 31, 2008 and 2007. The following table details the fees billed by the independent auditors in the years ended December 31, 2008 and 2007.

	2008	2007
Audit fees	$20,550	$22,950

No services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by Maddox Ungar Silberstein, PLLC. Furthermore, no work Maddox Ungar Silberstein, PLLC with respect to its services rendered to the Company was performed by anyone other than Maddox Ungar Silberstein, PLLC.

ITEM 15.

Exhibits, Financial Statements Schedules

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.

Date: April 13, 2009	Subjex Corporation

	By:	/s/ ANDREW D. HYDER
Andrew D. Hyder President and Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of Subjex Corporation and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ANDREW D. HYDER	President and CEO	April 13, 2009
Andrew D. Hyder

Exhibit Index

Exhibit 31.1	Certification of Chief Executive Officer
Exhibit 32.1	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SUBJEX CORPORATION

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Subjex Corporation

Minneapolis, Minnesota

We have audited the accompanying balance sheets of Subjex Corporation as of December 31, 2008 and 2007 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Subjex Corporation as of December 31, 2008 and 2007, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Maddox Ungar Silberstein, PLLC

Maddox Ungar Silberstein, PLLC

Bingham Farms, Michigan

March 28, 2009

SUBJEX CORPORATION

BALANCE SHEETS

	2008	2007
ASSETS
Current assets:
Cash	$1,546	$15,217
Accounts receivable	3,011	1,517
Prepaid expenses	––	37,500
Total current assets	4,557	54,234

Property, plant and equipment, net	––	5,017
Other assets	2,611	3,611
Total assets	7,168	62,862

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Short-term notes payable	$19,177	$27,177
Subordinated convertible notes payable	23,000	23,000
Accounts payable	184,087	160,632
Accrued expenses:
Accrued expenses-Related party	206,956	31,006
Payroll and payroll taxes	38,085	13,383
Accrued interest	25,320	23,052
Accrued expenses	3,947	3,633
Total current liabilities	500,572	281,883

Long-term Debt:
Long-term debt, less current portion	––	––
Total liabilities	500,572	281,883

Stockholders' Deficit:
Common stock, no par or stated value;
100,000,000 shares authorized: 99,497,720 and
85,434,166 shares issued and outstanding at
December 31, 2008 and December 31, 2007, respectively	6,505,147	6,462,408
Subscription received	––	10,000
Accumulated deficit	(6,998,551)	(6,691,429)
Total stockholders' Deficit	(493,404)	(219,021)

Total liabilities and stockholders' deficit	$7,168	$62,862

The accompanying notes are an integral part of these financial statements.

SUBJEX CORPORATION

STATEMENT OF OPERATIONS

	Years Ended December 31,
	2008	2007
Revenues:

Gross revenue	$3,585	$84,378
Expenses:
Selling, general and administrative	306,303	1,406,777
Total operating expense	306,303	1,406,777
Operating loss	(302,718)	(1,322,399)
Other income (expense):
Interest expense	(4,404)	(6,254)
Net loss	$(307,122)	$(1,328,653)
Net loss per basic and diluted common share	$(0.003)	$(0.01)
Weighted average common shares
outstanding - basic and diluted	99,274,793	85,435,166

The accompanying notes are an integral part of these financial statements.

SUBJEX CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007
Cash flows from operating activities:

Net loss	$(307,122)	$(1,328,653)
Adjustments to reconcile net loss to
net cash flows from operating activities:
Depreciation and amortization	5,017	10,746
Write off of out of use equipment	––	9,449
Impairment of assets	––	503,192
Debt settled with issuance of common stock	––	30,000
Non cash common stock issued for consulting services	57,400	403,003
Changes in operating assets and liabilities:
Accounts receivable	(1,494)	(1,517)
Prepaid expenses	37,500	(29,105)
Accounts payable	23,455	82,647
Accrued expenses	314	3,633
Accrued expenses-Related party	175,950	31,006
Payroll and payroll taxes payable	24,702	2,157
Accrued interest	2,268	2,269
Refunds payable	––	(82,000)

Net cash flows used in operating activities	17,990	(363,173)
Cash flows from investing activities:
Purchase of property and equipment	––	(14,611)
Net cash flows used in investing activities	––	(14,611)
Cash flows from financing activities:
Proceeds from issuance of common stock	185,339	313,250
Subscriptions received	(10,000)	10,000
Shares retired-Related party	(200,000)	––
Increase in short term notes payable	––	1,543
Payment received from notes receivable	1,000	5,615
Issuance of notes receivable	––	(1,242)
Proceeds from issuance of notes payable	––	3,000
Payment on notes payable	(8,000)	(36,000)
Principal payments on long-term debt	––	––

Net cash flows provided by financing activities	(31,661)	296,166
Net increase (decrease) in cash and equivalents	(13,671)	(81,618)
Cash and cash equivalents at beginning of year	15,217	96,835
Cash and cash equivalents at end of year	$1,546	$15,217

The accompanying notes are an integral part of these financial statements.

SUBJEX CORPORATION

 STATEMENT OF STOCKHOLDERS' DEFICIT

 YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock

			Accumulated	Stockholders'
	Shares	Amount	Deficit	Deficit

BALANCE, December 31, 2006	64,051,737	5,216,155	(5,362,776)	(146,621)

Common stock issuance	6,996,142	313,250		313,250

Common stock issuance for consulting services	2,613,858	321,003		321,003

Common stock issuance for License Agreement	10,000,000	500,000		500,000

Common stock issued for refund of 2006 revenue	1,171,429	82,000		82,000

Common stock issued to settle debt	450,000	30,000		30,000

Stock added to outstanding due to found certificates	152,000	––		––

Subscription received		10,000		10,000

Net Loss			(1,328,653)	(1,328,653)

BALANCE, December 31, 2007	85,435,166	$6,472,408	$(6,691,429)	$(219,021)

Common stock issuance	15,662,554	185,339		185,339

Common stock issuance for consulting services	2,400,000	57,400		57,400

Shares retired-Related party	(4,000,000)	(200,000)		(200,000)

Subscription received		(10,000)		(10,000)

Net Loss			(307,122)	(307,122)

BALANCE, December 31, 2008
	99,497,720	$6,505,147	$(6,998,551)	$(493,404)

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of past Business

Subjex Corporation provided a software service, Subject CSR, through an ASP (application service provider model. Customers could use the software online or by downloading it, and did not need to install it on their server. This software service was wrapped in a subscription model, and was billed monthly until customer cancellation.

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

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The balances are insured by the Federal Deposit Insurance Company up to $100,000. At 8 the Company had no uninsured cash balances.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturity of three months or less when purchased to be cash equivalents. Alturnativly the Company may invest some of most of its profits or cash on hand back into its own Qubitrage account.

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

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

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

Research and Development

Research and development costs, whether performed by the Company or by outside parties under contract, are charged to operations as incurred. The company incurred no R&D expenses during 2008 and 2007.

Software Development Costs

The Company capitalizes certain software development and production costs once technological feasibility has been achieved. Software development costs incurred prior to achieving technological feasibility are expensed as incurred.

The Company fully expensed the software maintenance incurred and there were no additional software development costs in 2008 and 2007.

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

For the years ended December 31, 2008 and 2007, we recorded no compensation expense pursuant to APB Opinion No. 25 and no options were granted.

No employee stock options were granted during 2008 and 2007.

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

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

Comprehensive Income (Loss)

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income (loss) and its components which will be presented in association with the Company’s financial statements. Comprehensive income (loss) is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. For the years ended December 31, 2008 and 2007, net loss and comprehensive loss were equivalent.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes which require the use of the liability method of accounting for income taxes. See Note 6.

NOTE 2 – GOING CONCERN AND LIQUIDITY

The Company had a working capital deficit and recurring net losses from operations in 2008, and at December 31, 2008 had insufficient cash on hand to support its ongoing operations. These factors create doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management's plan will be successful.

NOTE 3 – FIXED ASSETS

Property and equipment consisted of the following at December 31,

	2008	2007
Company Vehicle	$11,186	$11,186
Office and Computer Equipment	49,583	49,583
Furniture and Fixtures	14,231	14,231
Accumulated Depreciation	(60,192)	(55,175)
Impairment of Fixed Assets	(14,808)	(14,808)
Property and Equipment, net	$0	$5,017

Depreciation and amortization expense on property and equipment was $5,017 and $10,746 for the years ended December 31, 2008 and 2007, respectively.

NOTE 4 – FINANCING ARRANGEMENTS

Short-Term Notes Payable

There were no short term notes that were obtained from shareholders and unrelated parties during 2008. The interest rate on these notes before 2008 were 10%.

Short-term notes payable consisted of the following:

	2008	2007
Shareholders	$0.00	$3,000
Unrelated third parties	1,500	1,500
Totals	$1,500	$4,500

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

Subordinated Notes Payable

The subordinated convertible notes payable are unsecured, bear interest at 10% and were due at various dates, with all currently being due. To date the Company has not repaid these amounts. The outstanding balance at December 31, 2008 and 2007 is $23,000 and $23,000 respectively.

Long-Term Debt

None.

NOTE 5 – SHAREHOLDERS’ EQUITY

Stock Options

In 2007 the Board of Directors adopted to bring to an end the 1999 Pagelab Network, Inc. Stock Option and Stock Award Plan. The Plan permitted the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended and nonqualified options, which do not meet the requirements of Section 422. A total of 2,500,000 shares were reserved under the Plan. All options were granted at an exercise price not less than the fair market value of the common stock on the grant date according to the Plan provisions. The options granted to participants owning more than 10 percent of the Company’s outstanding voting stock were to be granted at an exercise price not less than 110 percent of fair market value of the common stock on that date. The options expired on the date determined by the Board of Directors, but not greater than 10 years from the grant date. No options were granted under the old Plan during the years ended December 31, 2008 and 2007.

A summary of outstanding options under the Plan as of December 31 is as follows:

	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of yr	12,500	$0.80	132,500	$0.83
Canceled/Expired	(0)	$0.00	(120,000)	$0.75
Outstanding at end of year	12,500	$0.80	12,500	$0.80

All options were fully vested and have a have weighted average remaining contractual life of 1.02 years at December 31, 2008.

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

The Company issued detachable warrants with the sale of common stock to purchase 60,000 shares of common stock in December 2003. The warrants have a three year life and an exercise price of $0.25 per share. The Company issued warrants related to the sale of common stock during 2004. The warrants for 1,775,000 shares expired in 2006 and had an average exercise price of $0.13 per share. The warrants for 442,382 shares expired in 2007 and had an average exercise price of $0.08 per share. The warrants for 75,000 shares were canceled/expired and 150,000 shares were granted in 2008.

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

A summary of outstanding warrants as of December 31 is as follows:

	2008		2007
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	101,000	$.40	601,500	$.16
Granted	150,000	.10	––	––
Exercised	––	––	––	––
Canceled/Expired	(75,000)	.40	(500,500)	.08
Outstanding at end of year	176,000	$.17	101,000	$.40

All warrants were fully vested and have a have weighted average remaining contractual life of 1.5 years at December 31, 2008.

NOTE 6 – INCOME TAXES

	2008		2007
	Amount	%	Amount	%
Expected Federal	$(104,421)	(34%)	$(451,742)	(34%)
Expected State	(12,285)	(4%)	(53,146)	( 4%)
Valuation allowance	116,706	38%	504,888	38%
Total	$––	-%	$––	––%

The Company has a net operating loss carry forward totaling approximately $5,915,000 at December 31, 2008 that can be used to offset future taxable income. Due to the uncertainty of the Company’s future taxable income, a valuation allowance has been established. The following is a listing of the Company's net deferred tax assets as of December 31:

	2008	2007
Deferred tax asset relating to net operating loss carry-forwards	$1,970,900	$1,854,200
Valuation allowance	(1,970,900)	(1,854,200)
Net deferred tax asset	0	0

At December 31, 2008, the Company has federal net operating loss carry forwards as follows:

Federal
2019	49,000
2020	1,010,000
2021	1,051,000
2022	778,000
2023	300,000
2024	280,000
2025	464,000
2026	348,000
2027	1,328,000
2028	307,000
$5,915,000

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 7 - STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123 (R)"), which is a revision of SFAS No. 123. SFAS No. 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all new share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure of the fair value of new share-based payments is no longer an alternative to financial statement recognition.

Prior to 2006, the Company accounted for its employee stock option plans under the intrinsic value method, in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued toEmployees” and related interpretations. Compensation expense related to the granting of employee stock options is recorded over the vesting period only, if, on the date of grant, the fair value of the underlying stock exceeds the option's exercise price. The Company had adopted the disclosure-only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", which allowed entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma net income and pro forma income per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

NOTE 8 - SUPPLEMENTAL CASH FLOWS INFORMATION

Supplemental disclosure of cash flow information:

	2008	2007
Cash paid during year for interest	$––	$––

Cash paid during year for income tax	$––	$––

NOTE 9 – LEASE

The Company rents its offices under a month to month lease. Rent expense was $11,466 in 2008 and $20,964 in 2007.

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

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

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

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

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

In February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”) “ Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and non-financial liabilities assumed in a business combination. The Company has not applied the provisions of SFAS No. 157 to its non-financial assets and non-financial liabilities in accordance with FSP FAS 157-2.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133 (SFAS 161). SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. The Company adopted SFAS 161 on December 27, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact on its financial position, results of operations, or cash flows.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 provides a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411. The Company adopted SFAS 162 on November 15, 2008, which had no impact on its financial position, results of operations, or cash flow.

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This guidance states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share using the two-class method outlined in SFAS No. 128, Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The adoption of this new guidance on January 1, 2009 should not have an effect on our reported earnings per share.

NOTE 11 – RELATED PARTY TRANSACTION

In 2007, the Company licensed the use of Forecast Market Software (FMS) from an entity controlled by its CEO, in exchange for $100,000 for set-up and maintenance fees (of which $0.00 was still owed at December 31, 2008), and 10,000,000 shares of common stock for the license. Due to the lack of revenues produced by the Company’s operations related to this license and our difficult cash-flow situation which could limit our ability to effectively market our operations related to this software the CEO decided to offer 4,000,000 of its common shares to be put back into the Treasury of Subjex Corporation. The stipulation was to have the shares returned at some future time. Management accepted this offer. The contract, which is still in tact is for ten years and includes automatic renewal provisions, also provides for ongoing cash payments calculated under a formula provided for in the licensing agreement, based on revenues from services provided to the Company’s customers.