Form 10-Q
period 2009-03-31
SUBJEX CORP
filed 2009-05-20
CIK 1107699

UNITED STATES SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

Commission File Number 0-29711

———————

Subjex Corporation

(Exact name of issuer in its charter)

———————

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

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☑  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO ☑

Traditional Small Business Disclosure Format: YES  ☐  NO ☑

As of May 19, 2009 there were 99,673,887 outstanding shares of common stock, no par value.

The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer on May 19, 2009 based on the closing price of the common stock as reported on the OTC Bulletin Board on such date was $996,739.

SUBJEX CORPORATION INDEX

Page

PART I - FINANCIAL INFORMATION

Item 1.        Financial statements

1

Balance Sheets as of March 31, 2009 (Unaudited) and (Unreviewed) and
December 31, 2008 (audited)

1

Statements of Operations for the Three Months Ended March 31, 2009 (Unaudited)
And (Unreviewed) and March 31, 2008 (unaudited)

2

Statements of Cash Flows for the Three Months Ended March 31, 2009 (Unaudited)
And (Unreviewe and March 31, 2008 (unaudited)

3

Notes To The Financial Statements

4

Item 2.        Management’s Discussion and Analysis

5

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

7

Item 4.        Controls and Procedures

7

Item 4T.     Controls and Procedures

8

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

9

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

9

Item 3.        Defaults on Senior Securities

9

Item 4.        Submission of Matters to a Vote of Security Holders

9

Item 5.        Other Information

9

Item 6.        Exhibits and reports on form 8-K

9

Signatures

10

References to the “Company,” the “Registrant,” “we”, “us” or “our” in this Quarterly Report on Form 10-Q refer to Subjex Corporation., unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION

Item 1.

Financial statements

SUBJEX CORPORATION

BALANCE SHEETS

	(Unaudited)	(Audited)
	(Unreviewed)
	March 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash	$2,182	$1,546
Accounts receivable	––	3,011

Total current assets	2,182	4,557

Property and Equipment, net	––	––
Other Assets	2,611	2,611

Total assets	$4,793	$7,168

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Short-term notes payable	$17,677	$19,177
Subordinated convertible notes payable	23,000	23,000
Accounts payable	200,357	184,087
Accrued expenses:
Accrued expenses-Related party	387,082	206,956
Payroll and payroll taxes	16,537	38,085
Accrued interest	25,887	25,320
Accrued expenses	3,870	3,947

Total current liabilities	674,410	500,572

Long-term Debt:
Long-term debt, less current portion	––	––

Total liabilities	674,410	500,572

Stockholders' Deficit:
Common stock, no par or stated value; 100,000,000 shares authorized: 99,733,887 and 99,497,720 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	6,412,621	6,505,147

Accumulated deficit	(7,082,239)	(6,998,551)

Total stockholders' Deficit	(669,617)	(493,404)

Total liabilities and stockholders’ deficit	$4,793	$7,168

The accompanying notes are an integral part of these financial statements.

SUBJEX CORPORATION

STATEMENTS OF OPERATIONS
(Unaudited) and (Unreviewed)

	Three Months Ended March 31,
	2009	2008
Revenues:
Gross revenue	$4,533	$––

Expenses:
Selling, general and administrative	87,476	67,855

Total operating expense	87,476	67,855

Operating loss	(82,943)	(67,855)

Other income (expense):

Interest expense	(745)	(1,480)

Net loss	$(83,688)	$(69,335)

Net loss per basic and diluted common share	$(0.001)	$(0.001)

Weighted average common shares outstanding - basic and diluted	99,495,838	85,435,166

The accompanying notes are an integral part of these financial statements.

SUBJEX CORPORATION

STATEMENTS OF CASH FLOWS
(Unaudited) and (Unreviewed)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(83,688)	$(69,365)
Adjustments to reconcile net loss to
net cash flows from operating activities:
Depreciation and amortization	––	2,612
Non cash common stock issued for consulting services	40,000	2,500
Non cash common stock issued to settle other liability	5,250	5,000
Changes in operating assets and liabilities:
Accounts receivable	3,011	––
Prepaid expenses	––	9,375
Accounts payable	16,270	10,679
Accrued expenses	(77)	782
Accrued expenses-Related party	180,126	(9,353)
Payroll and payroll taxes payable	(21,548)	12,559
Accrued interest	567	567

Net cash flows used in operating activities	139,911	(34,644)

Cash flows from investing activities:
Purchase of property and equipment	––	––

Net cash flows used in investing activities	––	––

Cash flows from financing activities:
Proceeds from issuance of common stock	34,250	25,000
Subscriptions received	––	(10,000)
Shares retired-Related party	(172,025)	––
Issuance of notes receivable	––	6,400
Other liability	(1,500)	(1,970)

Net cash flows provided by financing activities	(139,275)	19,430

Net increase (decrease) in cash and equivalents	636	(15,214)
Cash and cash equivalents at beginning of period	1,546	15,217

Cash and cash equivalents at end of period	$2,182	$3

The accompanying notes are an integral part of these financial statements.

Notes to the Financial Statements (unaudited) and (unreviewed)

Note 1. Basis of Presentation

The accompanying unaudited and unreviewed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended December 31, 2008. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Securities regulations require that interim financial statements contained in Form 10-Q be reviewed by an independent auditor. The Company’s independent auditor, Maddox Ungar Silberstein, PLCC, has not yet completed its review of the Company’s financial statements for the period ending March 31, 2009. Pursuant to the Company’s obligation to report, the Company has reviewed and has filed the unaudited and unreviewed results of its operations herein. While this filing may not constitute the current filing requirements with the Securities and Exchange Commission, and should not be interpreted to be a substitute for the review that would normally occur by the Company’s independent auditor, the Company believes the filing to be otherwise materially accurate and complete.

Note 2. Acquisition of Assets

None.

Note 3. Going Concern

The Company had a working capital deficit and recurring net losses from operations in the first quarter ending March 31, 2009 and had insufficient cash on hand to support its ongoing operations. These factors create doubt about the Company's ability to continue as a going concern.

Note 4. Payroll and Payroll Taxes

The Company owes the IRS related to employee payroll withholdings and payroll taxes aggregating approximately $7,000 at March 31, 2009. This liability is included in accrued expenses – payroll and payroll taxes. The Company is working with the IRS and has been set up with a payment arrangement. Until all amounts owed are paid to the IRS, the IRS will maintain a federal tax lien on the Company’s property.

Note 5. Stockholders’ Deficit

Despite management’s desire to contain dilution, during the first quarter of 2009, the Company issued 3,676,667 shares of common stock for operational funds. There were 3,440,500 shares retired into the Company’s Treasury by a related party to help with these operations. The company is diligently working hard to grow its revenues without future dilution.

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

The following discussion and analysis should be read in conjunction with the Financial Statements, related notes and other information included in this quarterly report on Form 10-Q and the annual report Form 10K for 12-31-2008.

Description of Business

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

One of our most recent successes is Forecast Market Software (FMS), a trade timing and index forecasting engine that forecasts the DJIA, the XAU, and the DJT. Since its launch in February 2006, FMS has become a quantitative analysis industry leader, powering one of the best performing hedge funds in the industry, Qubitrage LLC (www.qubitrage.com) a Nevada based hedge fund (averaging nearly 40% annual returns since inception).

Subjex Corporation developed one the first semi-autonomous virtual agent Customer Service Representative (CSR) products in the market in 2001. “SubjexCSR” as it was called originally was tested on over 500 e-commerce business web sites for over 4 years. Our latest artificial intelligence CSR/CRM project called AiNDEE (www.AiNDEE.com) was introduced in 2008. Unlike conventional CSR/CRM software solutions on the market, that are mainly auto responder “dialogue based” (stimulus response) products, AiNDEE is one of the most highly advanced artificial intelligent CRM/sales solutions available. It incorporates many new ground breaking advancements in virtual communication and human interaction. Able to engage in real “interview” conversation, where it asks users questions about what they just asked (multi-tiered bi-directional dialogue), AiNDEE is a break-through in CRM (Customer Relationship Management).

Principal Product Development and Resulting Services

On February 15th 2008 the Company launched version 3 of FMS which since this time has performed up to managements expectations. During 2008, the Company licensed the use of the underlying algorithms of Forecast Market Software to Qubitrage LLC “Qubitrage” a Nevada based hedge fund to monetize the “FMS” (Forecast Market Software) technology. See “Recent Developments” for more details.

Trademarks and Patents

The Company’s policy is to hold trademarks and patent protection for its business that management feels is necessary to protect the Company interests.

Environmental Compliance

The Company believes it is in compliance with all current federal and state environmental laws.

Employees

The Company currently has employees, an outside team of consultants and contractors to fit the Company’s operational needs. The Company considers its relations with its consultants and contractors to be outstanding.

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

Recent Developments

Subjex Corporation has recently become part of a technology collaboration development project with the US Business Authority (www.usbusinessauthority.com). USBA’s aim is to bring human interactive artificial intelligent CSR/CRM solutions like “AiNDEE” which, to its select clientele, thus creating 24/7/365 revenue share opportunities with the end clients. The U.S. Business Authority’s unique intelligence gathering methodology and capabilities, allow them to effectively identify and deliver strategic business solutions, which reveal unprecedented new revenue share opportunities while also substantially decreasing both net and gross attrition rates across the board in our end clients business.

Recently the Company has become engaged with Qubitrage LLC “Qubitrage” a Nevada based hedge fund to monetize the “FMS” (Forecast Market Software) technology. In exchange for the exclusive use of the FMS technology Qubitrage agreed to give all earned fees (2% annual management fee and 20% performance fee) to the Company. This agreement is designed to create a revenue stream to the Company in direct proportion to the success of the FMS technology in the markets and the funds under management. Therefore the Company has agreed to market the hedge fund at its own expense. Further the Company has provided its CEO, Andrew Dean Hyder as the fund manager. Mr. Hyder will not receive any additional compensation for this duty.

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

The Company’s basis of accounting contemplates the realization of assets and the satisfaction of its liabilities and commitments in the normal course of operations. Since inception, the Company has incurred losses of $7,082,239 and has a working capital deficit of $669,617 as of March 31, 2009. The Company had a working capital deficit and recurring net losses from operations in 2008 also.

Despite the net losses of past years operations, the funds spent have resulted in a significant ownership and control of technology and infrastructure which the company expects to generate considerable earnings in the future. The FMS technology in managements view simply needed the proper marketing form to attract large instutional funds to mirror its trades. There is no further technology infrastructure investments necessary to grow the FMS business. FMS is out-performing the vast majority of main-stream investments, therefore, in management’s view it is simply a matter of time before substantial earnings will be made as a result.

The Company increased operating expenses to $87,476 for the three months ended March 31, 2009 as compared to $67,855 for the three months ended March 31, 2008. Operating expenses increased due to management’s marketing efforts of its FMS product. The new marketing efforts focused on selling FMS to one institutional aggregator as opposed to selling FMS to the general public. Selling FMS to the general public required additional resources and core competency which management believes should be left to others. This will allow the Company to focus on its specific abilities and talents while giving the marketing of FMS into someone with a preexisting presents in the market place. The Company had $4,533 in revenues for the three months ended March 31, 2009 as compared to $0 for the three months ended March 31, 2008. Most of the revenue in this first quarter of 2009 was generated from FMS fees. Revenue levels in the first quarter of 2009 were not sufficient to sustain the Company's operations; therefore funds were raised from the sale of common stock to the Company's investor base to meet its financial needs.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates. The Company does not undertake any specific actions to limit those exposures.

Before deciding to buy, hold or sell our common stock, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the Securities and Exchange Commission, including our reports on Forms 10-Q and 8-K. The risks and uncertainties described below are what we consider our most significant risks. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also affect our business.

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

Item 4T.

Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Board of Directors of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and Board of Directors concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and Board of Directors as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

On January 29th 2009 Subjex Corporation and Farsuperior Management LLC reached a court administered settlement in the parties' litigation matters. The parties' settlement does not constitute an admission by any party of liability or wrongdoing or violation of any state or federal law, local ordinance, or principle of common law, or that any party has engaged in any improper or unlawful conduct or wrongdoing against the other, and that this is a compromise of doubtful and disputed claims. The general terms of the settlement require Subjex Corporation to issue 1.5 million common shares and pay $28,000 or an additional 400,000 shares in 2009 to the other party at the Company’s option.

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

Item 5.

Other Information

None.

Item 6.

Exhibits and reports on form 8-K

On January 23, 2009 an event occurred which was not made in the ordinary course of Subjex Corporation business thus prompting an 8k filing with the SEC.

The Company received verification of the SubjexFMS system performance results for the period January 1, 2008 to December 31, 2008 in accordance with Global Investment Performance Standards (“GIPS”) for the purpose of determining whether any material modifications should be made to our trading activity gain calculations in order for it to conform with GIPS. The letter of audit confirmation was included in this 8-K report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.

Subjex Corporation
Date: May 19, 2009

NAME	TITLE
/s/ ANDREW D. HYDER	President and Chief Executive Officer

10