Form 10-Q
period 2009-06-30
SUBJEX CORP
filed 2009-08-19
CIK 1107699

UNITED STATES SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 11, 2009 there were 98,723,887 outstanding shares of common stock, no par value.

The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer on August 11, 2009 based on the closing price of the common stock as reported on the OTC Bulletin Board on such date was $1,974,478.

SUBJEX CORPORATION INDEX

Page

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

1

Balance Sheets as of June 30, 2009 (Unaudited) and (Unreviewed)
and December 31, 2008 (Audited)

1

Statements of Operations for the Six Months Ended June 30, 2009
(Unaudited) and (Unreviewed) and June 30, 2008 (Unaudited)

2

Statements of Cash Flows for the Six Months Ended June 30, 2009
(Unaudited) and (Unreviewed) and June 30, 2008 (Unaudited)

3

Notes to the Financial Statements

4

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

5

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

7

Item 4.       Controls and Procedures

7

Item 4t.      Controls and Procedures

7

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

9

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

9

Item 3.       Defaults on Senior Securities

9

Item 4.       Submission of Matters to a Vote of Security Holders

9

Item 5.       Other Information

9

Item 6.       Exhibits and Reports On Form 8-K

9

Signatures

10

Certifications

CERTIFICATION PURSUANT TO SECTION 06 OF THE SARBANES-OXLEY ACT OF 2002

References to the “Company,” the “Registrant,” “we”, “us” or “our” in this Quarterly Report on Form 10-Q refer to Subjex Corporation., unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SUBJEX CORPORATION

BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$15	$1,546
Accounts receivable	––	3,011

Total current assets	15	4,557

Property and equipment, net	––	––
Other assets	2,611	2,611

Total assets	$2,626	$7,168

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Short-term notes payable	17,677	19,177
Subordinated convertible notes payable	23,000	23,000
Accounts payable	202,851	184,087
Accrued expenses:
Accrued expenses-Related party	569,662	206,956
Payroll and payroll taxes	17,706	38,085
Accrued interest	26,454	25,320
Accrued expenses	4,207	3,947

Total current liabilities	861,557	500,572

Long-term debt:
Long-term debt, less current portion	––	––

Total liabilities	861,557	500,572

Stockholders' deficit:
Common stock, no par or stated value; 100,000,000 shares authorized: 98,623,887 and 99,497,720 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	6,234,021	6,505,147
Subscriptions received	12,500	––
Accumulated deficit	(7,105,452)	(6,998,551)

Total stockholders' deficit	(858,931)	(493,404)

Total liabilities and stockholders’ deficit	$2,626	$7,168

The accompanying notes are an integral part of these financial statements.

SUBJEX CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Gross revenue	$3,492	$––	$8,025	$––

Expenses:
Selling, general and administrative	25,629	59,000	113,106	126,886

Total operating expense	25,629	59,000	113,106	126,886

Operating loss	(22,137)	(59,000)	(105,081)	(126,886)

Other income (expense):
Interest expense	(1,077)	(687)	(1,821)	(2,166)

Net loss	$(23,214)	$(59,687)	$(106,902)	$(129,052)

Net loss per basic and diluted common share	$(0.001)	$(0.001)	$(0.001)	$(0.001)

Weighted average common shares outstanding - basic and diluted	99,451,047	96,351,834	99,451,047	96,351,834

The accompanying notes are an integral part of these financial statements.

SUBJEX CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flow from operating activities:
Net loss	$(106,902)	$(129,052)
Adjustments to reconcile net loss to
net cash flows used in operating activities:
Depreciation and amortization	––	3,225
Non cash common stock issued for consulting services	43,000	17,800
Non cash common stock issued to settle other liability	5,250	––
Changes in operating assets and liabilities:
Accounts receivable	3,010	––
Prepaid expenses	––	18,750
Accounts payable	18,764	(2,970)
Payroll and payroll taxes	(20,378)	20,671
Other liability	(1,500)	––
Accrued Expenses	259	––
Accrued expenses-related party	362,706	(22,668)
Accrued interest	1,134	1,134

Net cash flows used in operating activities	305,344	(93,110)

Cash flow from investing activities:
Purchase of property and equipment	––	––

Net cash flows used in investing activities	––	––

Cash flow from financing activities:
Proceeds from issuance of common stock	52,650	90,000
Subscriptions received	12,500	(5,000)
Shares retired-Related party	(372,025)	––

Net cash flows provided by financing activities	(306,875)	85,000

Net increase (decrease) in cash and equivalents	(1,531)	(8,110)
Cash and cash equivalents at beginning of period	1,546	15,217

Cash and cash equivalents at end of period	$15	$7,107

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

Securities regulations require that interim financial statements contained in Form 10-Q be reviewed by an independent auditor. The Company’s independent auditor, Maddox Ungar Silberstein, PLCC, has not yet completed its review of the Company’s financial statements for the period ending June 30, 2009. Pursuant to the Company’s obligation to report, the Company has reviewed and has filed the unaudited and unreviewed results of its operations herein. While this filing may not constitute the current filing requirements with the Securities and Exchange Commission, and should not be interpreted to be a substitute for the review that would normally occur by the Company’s independent auditor, the Company believes the filing to be otherwise materially accurate and complete.

Note 2. Acquisition of Assets

None.

Note 3. Going Concern

The Company had a working capital deficit and recurring net losses from operations in the second quarter ending June 30, 2009 and had insufficient cash on hand to support its ongoing operations. These factors create doubt about the Company's ability to continue as a going concern.

Note 4. Payroll and Payroll Taxes

The Company owes the IRS related to employee payroll withholdings and payroll taxes aggregating approximately $7,000 at June 30, 2009. This liability is included in accrued expenses – payroll and payroll taxes. The Company is working with the IRS and has been set up with a payment arrangement. Until all amounts owed are paid to the IRS, the IRS will maintain a federal tax lien on the Company’s property.

Note 5. Stockholders’ Deficit

Despite management’s desire to contain dilution, during the second quarter of 2009, the Company issued 2,890,000 shares of common stock for operational funds. There were 4,000,000 shares retired into the Company’s Treasury by a related party to help with these operations. The company is diligently working hard to grow its revenues without future dilution.

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

Description of Business

Subjex Corporation, is a Minnesota corporation formed in 1999, for the creation, custom development and incubation of unique artificial intelligence technologies. We translate our advanced technology development methods into extreme value solutions for specialized industries. Therefore we attempt to develop products that our clientele or partners bring to the market directly or as a private labeled product.

Since 1999, Subjex Corporation has strived to be a leader in artificial intelligence software development. Our development projects have included SEO (Search Engine Optimization) “cloaking” software, e-commerce, automated dialogue CSR/CRM, advertising, search engine and technology products for the capital markets.

One of our most recent successes is Forecast Market Software (FMS), a trade timing and index forecasting engine that forecasts the DJIA, the XAU, and the DJT. Since its launch in February 2006, FMS has become a quantitative analysis industry leader, powering one of the best performing hedge funds in the industry, Qubitrage LLC (www.qubitrage.com) a Nevada based hedge fund (averaging nearly 6% per quarter average returns since inception).

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

Principal Product Development and Resulting Services

In 2009 the Company launched version 4 of FMS which since this time has performed up to managements expectations. During 2008, the Company licensed the use of the underlying algorithms of Forecast Market Software to Qubitrage LLC “Qubitrage” a Nevada based hedge fund to monetize the “FMS” (Forecast Market Software) technology. See “Recent Developments” for more details.

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

Competition

The Company is aware of other companies selling solutions that appear to be similar to Subjex; however management is not aware of any companies that are selling the same solutions as we offer. In addition, management continues to market it products to businesses through the use of third party partners. The Company believes that its solutions are more effective than its competition. Management believes that while some companies may have greater resources than us, we have more advanced products which continue to grow in power and client usage.

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

FMS (Forecast Market Software) is based upon a proprietary artificial intelligence trade timing engine invented by Andrew D. Hyder. Subjex Corporation licenses the algorithm processes for its FMS product from its Chief Executive Officer, Andrew D. Hyder, on an exclusive 10 year self-renewing contract basis. FMS has proven to be successful in terms of its long term objective of generating positive returns. The performance of FMS has been exceptional in terms of percentage returns when averaged over its nearly 4 year history. However as with any system in the markets, there are risks associated with any investment.

The Company’s basis of accounting contemplates the realization of assets and the satisfaction of its liabilities and commitments in the normal course of operations. Since inception, the Company has incurred losses of $7,105,452 and has a working capital deficit of $858,931 as of June 30, 2009. The Company had a working capital deficit and recurring net losses from operations in 2008 as well. Despite the net losses of past years operations, the funds spent have resulted in a significant ownership and control of technology and infrastructure which the company expects to generate considerable earnings in the future.

The Company decreased operating expenses to $25,629 for the three months ended June 30, 2009 as compared to $59,000 for the three months ended June 30, 2008. Operating expenses decreased due to the company revenue outlook along with very few shares available to create operating capital. The Company had $3,492 in revenues for the three months ended June 30, 2009 as compared to $0 for the three months ended June 30, 2008. Revenue levels in the second quarter of 2009 were not sufficient to sustain the Company's operations; therefore funds were raised from the sale of common stock to the Company's investor base to meet its financial needs. Further, management has accepted various smaller software development projects yet retained intellectual property rights, to fill its short –term revenue needs.

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

Revenue growth from the AiNDEE technology (formerly known as “SubjexCSR”) will primarily be as a result of finding new customers. Revenue from this technology did not grow during 2008 due to a focus on other projects. In 2008 and 2009 a significant upgrade to the model has been preformed and is being tested and marketed by our partner USBA. With many new features, it is being demonstrated to a select few prospects. While the AiNDEE technology is being well received the Company cannot guarantee that sales of any significance will be made in 2009.

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

Management's Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

On January 29th 2009 Subjex Corporation and Farsuperior Management LLC reached a court administered settlement in the parties' litigation matters. The parties' settlement does not constitute an admission by any party of liability or wrongdoing or violation of any state or federal law, local ordinance, or principle of common law, or that any party has engaged in any improper or unlawful conduct or wrongdoing against the other, and that this is a compromise of doubtful and disputed claims. The general terms of the settlement required Subjex Corporation to issue 1.5 million common shares and pay $28,000 or an additional 400,000 shares in 2009 to the other party at the Company’s option. The company opted to issue the 400,000 shares, which has been completed as of the filing of this report. Therefore this matter has been resolved to its completion.

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

No other reports were filed in the period ending June 30, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.

Subjex Corporation

Date: August 11, 2009

NAME	TITLE

/s/ ANDREW D. HYDER	President and Chief Executive Officer

10