Form 10-Q
period 2009-09-30
SUBJEX CORP
filed 2009-11-16
CIK 1107699

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
ACT OF 1934

Commission File Number 0-29711

Subjex Corporation
(Exact name of issuer in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1596056 (IRS Employer Identification No.)
3245 Hennepin Ave S Suite 3, Minneapolis MN (Address of Principal Executive Offices)	55408 (Zip Code)

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

Large accelerated filer [ ]                                                             Accelerated filer [ ]

Non-accelerated filer [ ]                                                       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Traditional Small Business Disclosure Format: Yes [  ]   No [X]

As of November 12, 2009 there were 99,902,500 outstanding shares of common stock, no par value.

The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer on November 12, 2009 based on the closing price of the common stock as reported on the OTC Bulletin Board on such date was $999,025.

SUBJEX CORPORATION INDEX

                                                                                                Page Number

References to the “Company,” the “Registrant,” “we”, “us” or “our” in this Quarterly Report on Form 10-Q refer to Subjex Corporation., unless the context indicates otherwise.

SUBJEX CORPORATION
BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$7	$1,546
Accounts receivable	-	3,011

Total current assets	7	4,557

Property and equipment, net	-	-
Other assets, net	2,611	2,611

Total assets	$2,618	$7,168

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Short-term notes payable	17,677	19,177
Subordinated convertible notes payable	23,000	23,000
Accounts payable	206,287	184,087
Accrued expenses:
Accrued expenses-related party	622,814	206,956
Payroll and payroll taxes	17,642	38,085
Accrued interest	27,022	25,320
Accrued expenses	4,207	3,947

Total current liabilities	918,647	500,572

Long-term debt:
Long-term debt, less current portion	-	-

Total liabilities	918,647	500,572

Stockholders' deficit:
Common stock, no par or stated value;
100,000,000 shares authorized: 99,875,631 and
99,497,720 shares issued and outstanding at
September 30, 2009 and December 31, 2008, respectively	6,202,359	6,505,147
Accumulated deficit	(7,118,388)	(6,998,551)

Stockholders' deficit	(916,029)	(493,404)

Total liabilities and stockholders’ deficit	$2,618	$7,168

The accompanying notes are an integral part of these financial statements.

SUBJEX CORPORTION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	$3,000	$575	$11,025	$575

Expenses:
Selling, general and administrative	15,369	115,160	128,473	242,046

Total operating expense	15,369	115,160	128,473	242,046

Operating loss	(12,369)	(114,585)	(117,449)	(241,471)

Other income (expense)
Interest expense	(567)	(1,457)	(2,389)	(3,624)

Net loss	$(12,936)	$(116,042)	$(119,837)	$(245,095)

Net loss per basic and diluted common share	$(0.001)	$(0.001)	$(0.001)	$(0.001)

Weighted average common shares
outstanding - basic and diluted	99,574,566	99,297,720	99,574,566	99,297,720

The accompanying notes are an integral part of these financial statements.

SUBJEX CORPORTION
STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2009	2008

Cash flow from operating activities:
Net loss	$(119,837)	$(245,095)
Adjustments to reconcile net loss to
net cash flows used in operating activities:
Depreciation and amortization	-	3,838
Non cash common stock issued for consulting services	(44,000)	53,800
Changes in operating assets and liabilities:
Accounts receivable	3,010	1,517
Prepaid expenses	-	23,125
Accounts payable	22,200	18,886
Payroll and payroll taxes	(20,443)	22,895
Accrued expenses	(1,241)	(7,042)
Accrued interest	1,701	1,701
Accrued expenses-related party	415,858	(23,676)

Net cash used in operating activities	257,248	(150,051)

Cash flow from investing activities:
Notes Receivable	-	1,000

Net cash used in investing activities	-	1,000

Cash flow from financing activities:
Proceeds from issuance of capital stock	(258,788)	146,338
Proceeds from stock subscriptions	-	(10,000)

Net cash provided by financing activities	(258,788)	136,338

Decrease in cash	(1,540)	(12,712)
Cash at beginning of period	1,546	15,217

Cash at end of period	$7	$2,505

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Securities regulations require that interim financial statements contained in Form 10-Q be reviewed by an independent auditor. The Company’s independent auditor, Maddox Ungar Silberstein, PLCC, has not yet completed its review of the Company’s financial statements for the period ending  September 30, 2009. Pursuant to the Company’s obligation to report, the Company has reviewed and has filed the unaudited and unreviewed results of its operations herein. While this filing may not constitute the current filing requirements with the Securities and Exchange Commission, and should not be interpreted to be a substitute for the review that would normally occur by the Company’s independent auditor, the Company believes the filing to be otherwise materially accurate and complete.

Note 2. Acquisition of Assets

None.

Note 3.  Going Concern

The Company had a working capital deficit and recurring net losses from operations in the third quarter ending September 30, 2009 and had insufficient cash on hand to support its ongoing operations. These factors create doubt about the Company's ability to continue as a going concern.

Note 4.  Payroll and Payroll Taxes

The Company owes the IRS related to employee payroll withholdings and payroll taxes aggregating approximately $7,000 at  September 30, 2009.  This liability is included in accrued expenses – payroll and payroll taxes. The Company is working with the IRS and has been set up with a payment arrangement.  Until all amounts owed are paid to the IRS, the IRS will maintain a federal tax lien on the Company’s property.

Note 5. Stockholders’ Deficit

Despite management’s desire to contain dilution, during the third quarter of 2009, the Company issued 2,515,000 shares of common stock for operational funds. There were 1,263,256 shares retired into the Company’s Treasury by related parties to help with these operations. The company is diligently working hard to grow its revenues without future dilution.

ITEM 2.  Management’s Discussion and Analysis and Results of Operation

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

One of our technologies is Forecast Market Software (FMS), a trade timing and index forecasting engine that forecasts the DJIA, the XAU, and the DJT. Since its launch in February 2006, FMS has performed well as Qubitrage LLC (www.qubitrage.com) a Nevada based hedge fund (averaging nearly 5% per quarter average returns since inception).

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

Recent Developments

Subjex Corporation has recently initated a sales development project to bring human interactive artificial intelligent CSR/CRM solutions like “AiNDEE” to a select group of resellers in the call center industry, thus creating revenue share opportunities.

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

The Company’s basis of accounting contemplates the realization of assets and the satisfaction of its liabilities and commitments in the normal course of operations. Since inception, the Company has incurred losses of $7,118,388 and has a working capital deficit of $916,029 as of September 30, 2009. The Company had a working capital deficit and recurring net losses from operations in 2008 as well. Despite the net losses of past years operations, the funds spent have resulted in a significant ownership and control of technology and infrastructure which the company expects to generate considerable earnings in the future.

The Company decreased operating expenses to $12,936 for the three months ended September 30, 2009 as compared to $114,485 for the three months ended September 30, 2008. Operating expenses decreased due to the company revenue outlook along with very few shares available to create operating capital. The Company had $3,000 in revenues for the three months ended September 30, 2009 as compared to $575 for the three months ended September 30, 2008. Revenue levels in the third quarter of 2009 were not sufficient to sustain the Company's operations; therefore funds were raised from the sale of common stock to the Company's investor base to meet its financial needs. Further, management has accepted various smaller software development projects yet retained intellectual property rights, to fill its short –term revenue needs.

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

Revenue growth from the AiNDEE technology (formerly known as “SubjexCSR”) will primarily be as a result of finding new customers. Revenue from this technology did not grow during 2008 due to a focus on other projects. In 2008 and 2009 a significant upgrade to the model has been preformed. With many new features, it is being demonstrated to a select few prospects. While the AiNDEE technology is being well received the Company cannot guarantee that sales of any significance will be made in 2009.

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

Management's Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

No other reports were filed in the period ending September 30, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.

Subjex Corporation
Date:  November 14, 2009

NAME                                                        TITLE
/s/ Andrew D. Hyder                               President and Chief Executive Officer