Form 10-K
SUBJEX CORP
filed 2010-04-28
CIK 1107699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[ x ]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___to___

Commission File Number 0-29711

Subjex Corporation
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1596056 (I.R.S. Employer Identification No.)
3240 Aldrich Ave S Suite 301 (Address of Principal Executive Offices)	55408 (Zip Code)
612-382-5566
 (Registrant’s telephone number, including area code)
3245 Hennepin Ave S Suite 1, Minneapolis MN

 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act:
Title of each class		Name of each exchange on which registered
Common Stock, no par value		OTC Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [   ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act
Large accelerated filer [  ]                                                                                                 Accelerated filer [  ]
Non-accelerated filer (Do not check if a smaller reporting company) [  ]       Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]
The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer on April 23, 2010 based on the closing price of the common stock as reported on the OTC Bulletin Board on such date was $250,242.
As of April 23, 2010 there were 100,096,869 outstanding shares of common stock, no par value.

SUBJEX CORPORATION
FORM 10-K
YEAR ENDED DECEMBER 31, 2009

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

Overview

Subjex Corporation is a Minnesota corporation formed in 1999, for the creation, custom development and incubation of "outside the box" artificial intelligence technologies. We translate our advanced technology development methods into extreme value solutions for specialized industries. In other words: we develop products that our clientele bring to the market directly or as a private labeled product.

Since 1999, Subjex Corporation has developed and added to its software cache an impressive array of technology. Our development projects have included SEO (Search Engine Optimization) “cloaking” software,  e-commerce advertising, search engine technology and other products for the capital markets. See http://subjex.com/assets.html

One of Subjex more successful products, in terms of functionality, is Forecast Market Software (FMS), a trade timing and index forecasting engine that forecasts large indices such as the NASDAQ-100.  During its operation as measured from 2006 through 2009, FMS has become a quantitative analysis industry leader, in terms of its average percentage gains, providing nearly 20% average annual returns. FMS therefore powers one of the best percentage gain hedge funds in the industry. FMS is licensed to the hedge fund Qubitrage LLC http://www.qubitrage.com a Nevada based hedge fund. Qubitrage is a related third party private LLC company. The CEO of Subjex Corporation also serves as the fund manager to Qubitrage LLC.
Subjex Corporation developed one the first semi-autonomous virtual agent Customer Service Representative (CSR) products in the market in 2001. “SubjexCSR” as it was called originally was tested on over 500 e-commerce business web sites for over 4 years. Our latest artificial intelligence CSR/CRM project called AiNDEE (http://www.AiNDEE.com) was introduced in 2008. Unlike conventional CSR/CRM software solutions on the market that are mainly auto responder “dialogue based” (stimulus response) products, AiNDEE is one of the most highly advanced artificial intelligent CRM/sales solutions available in the world today. It incorporates many new ground breaking advancements in virtual communication and human interaction. Able to engage in real “interview” conversation, where it asks users questions about what they just asked (multi-tiered bi-directional dialogue), AiNDEE is a break-through in CRM (Customer Relationship Management).

Trademarks and Patents

The Company has held trademarks and patent pending protection for most of its business that management feels is necessary to protect the Company’s interests. However the Company provides most of its technology as a proprietary service offering, (black box) which maintains the interworking of the technology secret to clients and resellers.

Environmental Compliance

The Company believes it is in compliance with all current federal and state environmental laws.

Employees

The Company had 1 full-time employee and a team of outside consultants to fit the Company’s operational needs. The Company's employees and or consultants are not represented by any labor unions.   The Company considers its relations with employees and consultants to be good.

Competition

The Company is aware of other companies selling solutions that appear to be similar to Subjex; however management is not aware of any companies that are selling the same solutions as Subjex.  In addition, management continues to market its products to businesses, qualified investors and institutions. The Company believes that its solutions are more effective than its competition. Management believes that while some companies may have greater resources than us, we have more advanced products which continue to grow in power and client usage.

Recent Developments
Recently the Company formed a technology partnership with Qubitrage LLC “Qubitrage” a Nevada based hedge fund to monetize the “FMS” (Forecast Market Software) technology. In exchange for the exclusive use of the FMS trading technology, Qubitrage has agreed to remunerate Subjex by providing all earned fees (2% annual management fee and 20% performance fee) to Subjex.  This agreement is designed to create a revenue stream to the Company in direct proportion to the success of the FMS technology in the markets and the funds under management. Therefore the Company has agreed to market the hedge fund for its members at Subjex’s expense. Further the Company has provided its CEO, Andrew Dean Hyder as the fund manager to operate the FMS technology. Mr. Hyder will not receive any compensation from Qubitrage LLC as the Fund Manager.
Subjex may invest or divest its revenue, fees or earnings into or out of the fund as management sees fit from time to time.
FMS (Forecast Market Software) is based upon a proprietary artificial intelligence trade timing engine invented by Andrew D. Hyder. Subjex Corporation licenses the algorithm processes for its FMS product from its Chief Executive Officer, Andrew D. Hyder, on an exclusive 10 year self-renewing contract basis.
FMS has proven to be successful in terms of its long term objective of generating positive returns. The performance of FMS has been exceptional in terms of percentage returns (averaging nearly 20% annually) However the software has historically operated with too much volatility to hold any significant AUM (assets under management). Therefore Mr. Hyder has rigorously and continuously refined the FMS methodology to garner a consistency in the returns that make it a less foreboding investment for its typical demographic. Mr. Hyder has maintained complete transparency with the system, providing a trade-by-trade daily NAV available to the (accredited) public at http://www.Qubitrage.com (Qubitrage library).

ITEM 1A.  Risk Factors

Before deciding to buy, hold or sell our common stock, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the Securities and Exchange Commission, including our reports on Forms 10-Q and 8-K. The risks and uncertainties described below are what we consider our most significant risks. Additional risks and uncertainties not presently known or that is currently deemed immaterial may also affect our business.
If any of these known or unknown risks or uncertainties actually occurs, they could have a material adverse effect on our business, financial condition, results of operations and cash flow. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Revenue growth from the AiNDEE technology (formerly known as “SubjexCSR”) will primarily be as a result of finding new customers. Revenue from this technology did not grow during 2009 due to financial constraints affecting the ability to marketing AiNDEE. In 2008 and 2009 a significant upgrade to the model has been preformed and is being tested on a number of BETA clients. With many new and exciting features, the new technology is being well received but the Company cannot guarantee that sales of any significance will be made in 2010.

Further the Company stock is thinly traded. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid for them. The Company’s common stock has historically maintained a low trading volume of shares per day. However due to potential revenue flow, management feels that this trend is not likely to continue if and when significant deposits are made into Qubitrage Hedge Fund. See: http://www.Subjex.com/finance.html

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.  Description of Property

The Company's principal office is located at 3240 Aldrich Ave S Suite 301 Minneapolis, MN 55408, occupying approximately 1,000 square feet and utilized for office space. The lease is month to month. The space is not rented under a written lease.  Management believes that comparable office space is readily available.

ITEM 3.  Legal Proceedings

On January 9th 2009 Subjex Corporation and Farsuperior Management LLC reached a court administered settlement in the parties' litigation matters. The parties' settlement does not constitute an admission by any party of liability or wrongdoing or violation of any state or federal law, local ordinance, or principle of common law, or that any party has engaged in any improper or unlawful conduct or wrongdoing against the other, and that this is a compromise of doubtful and disputed claims. The general terms of the settlement require Subjex Corporation to issue 1.5 million common shares and pay $28,000 or an additional 400,000 shares in 2009 to the other party at the Company’s option. The company did not pay the $28,000 but issued the additional 400,000 shares. This matter has been completely settled.

On September 28, 2009 an “Order Granting Summary Judgment” was issued.  Halleland, Lewis, Nilan & Johnson, PA plaintiffs, were granted a judgment in the amount of $72,346 against Subjex Corporation and Andrew Dean Hyder.

There were no other legal proceedings pending or, to the Company's knowledge, that would be material to the financial position of the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None in 2009, however on January 18, 2010 a meeting of the shareholders took place.  An 8K was filed showing the matters that were voted on and passed.

PART II

ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

The Company’s Common Stock is traded on the Over the Counter Bulletin Board since January 2000 under the symbol “PGBN”.   The Company changed it ticker symbol in 2003 to “SBJX”. Its high and low sales prices of common stock in 2009 were $0.03 and $0.005, respectively. These prices are inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The following table lists the high and low price for our common stock as quoted, in U.S. dollars, on the internet tracking services during each quarter within the last two fiscal years:
Price per Share - Calendar Year 2009

Quarter                                                                     High                                              Low
First	$0.03	$0.0151
Second	$0.02	$0.005
Third	$0.029	$0.01
Fourth	$0.0185	$0.005

Price per Share - Calendar Year 2008

Quarter                                                                     High                                                    Low
First	$0.04	$0.01
Second	$0.04	$0.01
Third	$0.05	$0.01
Fourth	$0.04	$0.02

(a)	Record Holders

On December 31, 2009 there were 251 holders of the Company’s 99,903,131 outstanding shares of common stock.

(b)	Dividends

The Company has not paid or declared any dividends on our common stock; however, one of Managements goals is to pay dividends on the common stock at some future date.

(c)	Recent Sales of Unregistered Securities

During 2009, the Company issued pursuant to private placement offerings to certain of our security holders an aggregate of 7,359,167 shares of our common stock, at an average price per share of $0.011944, resulting in net proceeds to the Company of $87,900.
The sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and rules promulgated there under. Based on representations from the above-referenced investors, we have determined that such investors were “accredited investors” (as defined by Rule 501 under the Securities Act) and were acquiring the shares for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

ITEM 6.  Selected Financial Data.

None.

ITEM 7.  Management's Discussion & Analysis of Financial Condition and Results of Operations

In 2009 the Company’s operating expenses included payments to consultants and vendors and to settle a court administered settlement (See Item 3 above). The total value of non-cash stock compensation issued to these entities was $56,000. Some of the expenses consisted of Legal and Accounting $55,931, and others in the amount of $57,707. The total operating expenses for 2009 were $169,638 as compared to the operating expenses in 2008 of $306,303.

The Company generated revenues of $11,025 and $3,585 in 2009 and 2008, respectively.  Revenue levels by themselves were not sufficient to sustain the Company’s operations in 2009; therefore funds were raised from the sale of common stock to the Company’s investor base to meet its financial needs.  The Company used a “just-in-time” funding method, in an effort to hold off dilution of its stock, by not raising more funds than necessary while its stock price was low.

Liquidity and Capital Resources

The accumulated deficit from inception to December 31, 2009 was $7,160,121 to date, most of the operations of the Company have been funded by monies raised through the issuance of common stock. Management believes it has the relationships in place to continue this type of funding until its revenues can sustain operations on a going forward basis.

The Company plans to use its future profits to further grow its market share, start its dividend program, and buy back its stock.  This stock buy back program is intended to support the public stock price and build a stock reserve for future use in possible acquisitions or as security in debt financings.  Proceeds from debt financings will be used in a Company’s owned Qubitrage/FMS account to further build its revenues.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

At December 31, 2009 and 2008 our cash and cash equivalents were approximately $147 and $1,546, respectively. We presently do not have any interest bearing investments.

Equity Price Risk

Outside of the Company dealings with Qubitrage LLC as described herein, the Company does not invest in available-for-sale equity securities, and, therefore, are not Subject to significant equity price risk.

ITEM 8. Financial Statements

The financial statements of the Company are included herein following the signatures.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

 ITEM 9A

(T)             Controls and Procedures.
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

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that the disclosure controls are not effective as of December 31, 2009.

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

Management assessed the effectiveness of Subjex Corporation’s internal controls over financial reporting as of December 31, 2009. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of Subjex Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.  Based on our assessment, management determined that for year ending December 31, 2009, our internal controls were effective.

There were no significant changes in our internal controls over financial reporting which occurred in the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Sincerely,
Andrew Hyder
President, Chief Executive Officer and Director

ITEM 9B. Other Information.

None.

PART III

ITEM 10.  Directors, Executive Officers, and Corporate Governance

The following table sets forth the name and position of each of our directors and executive officers:
Name                                                             Age                               Positions
Paul W. Peterson	60	Director
Andrew D. Hyder	43	Director, Chairman of the Board, Chief Executive Officer and President
Sharon R. Hyder	66	Director

Paul W. Peterson as alternative fuels energy advisor to government has consulted to the United States and Chinese governments. He spearheaded the engineering and construction of distillation towers and ethanol plants for production. He has combined his knowledge of the energy sector with his I.T. development and data security protocol, to construct forward-looking financial and data models.  Former clients included Continental airlines, Pheco Energy and the Montgomery County Sheriff’s office. Mr. Peterson became a director of Subjex Corporation June 6, 2008.  He currently works closely with and oversees Forecast Market Software (FMS) data security.
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

ITEM 11.  Executive Compensation

Executive Compensation

Summary Compensation Table
The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during our last completed fiscal year; and (ii) each other individual that served as our executive officer at the conclusion of the fiscal year ended December 31, 2009 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the “named executives”).

Name and Principal Position	Year	Salary	Bonus (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Andrew D. Hyder Chief Executive Officer and President	2009	$0	$0	$0	$0	$0	$0

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
Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding each unexercised option held by each of our named executive officers as of December 31, 2009.  None of our named executive officers received any stock awards during 2009.

	Option Awards (1)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Andrew D. Hyder	2,500	0	n/a	n/a

(1) All options granted pursuant to our 1999 Stock Option and Stock Award Plan, as amended.

Executive Compensation under the 1999 Stock Option and Stock Award Plan

As of December 31, 2009, we have outstanding options to purchase 12,500 shares of our common stock and warrants to purchase 176,000 shares of our common stock all issued under our 1999 Stock Option and Stock Award Plan, of which 2,500 have been issued to the named executives through December 31, 2009.
Director Compensation.

None.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related shareholder Matters.

The following table sets forth certain information regarding beneficial ownership of the our common stock as of April 9, 2010 by (i) each person known by us to be the beneficial owner of more than 5 percent of the outstanding common stock, (ii) each director and director nominee, (iii) each named executive officer (as defined under Item 402(a) (2) of Regulation S-B), and (iv) all named executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of the date hereof, through the exercise or conversion of any stock option, convertible security, warrant or other right. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity. Unless otherwise indicated, the address of each of the following persons is 3240 Aldrich Ave S Suite 301, Minneapolis Minnesota, 55408.
Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (#)	Percentage of Common Stock Beneficially Owned (%) (1)
Andrew D. Hyder	27,500 (2)	.013%*
Sharon R. Hyder	15,683 (3)	.008% *
Paul W Peterson	1,100,000 (3)	.55% *
All officers and directors as a group (3 persons)	1,115,683 (4)	.571%*
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

(3)	Directors

(4)	All officers and directors as a group

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2009, the (i) number of securities to be issued upon the exercise of outstanding options, warrants and rights issued under the equity compensation plans, (ii) the weighted average exercise price of such options, warrants and rights, (each as converted pursuant to the merger).  All outstanding options identified herein are governed by the terms of the Company’s 1999 Stock Option and Stock Award Plan, as amended.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted -average price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding (a)) (c)
Equity compensation plans not approved by security holders	176,000	$0.17	-
Total	176,000	$0.17	-

ITEM 13. Certain Relationships and Related Transactions

None.

ITEM 14.  Principal Accountant Fees and Services

The Board of Directors of the Company selected Silberstein Ungar, PLLC (“Silberstein”) (formally known as Maddox Ungar Silberstein, PLLC), with offices in Bingham Farms, Michigan, to audit the Company’s financial statements for the year ended December 31, 2009.  Silberstein Ungar, PLLC audited the Company’s financial statements for the years ended December 31, 2009 and 2008. The following table details the fees billed by the independent auditors in the years ended December 31, 2009 and 2008.

	2009	2008
Audit fees	$15,500	$20,550

No services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by Silberstein. Furthermore, no work with respect to its services rendered to the Company was performed by anyone other than Silberstein Ungar, PLLC.

ITEM 15.  Exhibits, Financial Statements Schedules

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.

Subjex Corporation
Date:  April 27, 2010

NAME                                                    TITLE
/s/ Andrew D. Hyder                               President and Chief Executive Officer,

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of Subjex Corporation and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Andrew D. Hyder Andrew D. Hyder	President and CEO	April 27, 2010

Exhibit Index

Exhibit 31.1                   Certification of Chief Executive Officer

Exhibit 32.1            Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SUBJEX CORPORATION
FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

Financial Statements:

Balance Sheets

Statements of Operations

Statement of Stockholders' Deficit

Statements of Cash Flows

Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Subjex Corporation
Minneapolis, Minnesota

We have audited the accompanying balance sheets of Subjex Corporation as of December 31, 2009 and 2008 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Subjex Corporation as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC
Bingham Farms, Michigan
April 25, 2010

SUBJEX CORPORATION
BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	Decmeber 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$ 147	$ 1,546
Accounts receivable	-	3,011
Total current assets	147	4,557

Other Assets	-	2,611

Total assets	$ 147	$ 7,168

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Short-term notes payable	$ 17,677	$ 19,177
Subordinated convertible notes payable	23,000	23,000
Accounts payable	224,017	184,087
Accrued expenses:
Accrued expenses-related party	629,903	206,956
Payroll and payroll taxes	18,266	38,085
Accrued interest	27,589	25,320
Accrued expenses	4,207	3,947
Total current liabilities	944,659	500,572

Total liabilities	944,659	500,572

Stockholders' Deficit
Common stock, no par or stated value;
100,000,000 shares authorized: 99,903,131 and
99,497,720 shares issued and outstanding at
December 31, 2009 and December 31, 2008, respectively	6,215,609	6,505,147
Accumulated deficit	(7,160,121)	(6,998,551)
Total stockholders' deficit	(944,512)	(493,404)

Cash and cash equivalents at end of year	$ 147	$ 7,168

The accompanying notes are an integral part of these financial statements.

SUBJEX CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	For the year ended December 31, 2009	For the year ended December 31, 2008

REVENUES	$ 11,025	$ 3,585

EXPENSES
Selling, general and administrative	169,639	306,303

TOTAL OPERATING EXPENSES	169,639	306,303

OPERATING LOSS	(158,614)	(302,718)

OTHER INCOME (EXPENSE)
Interest expense	(2,956)	(4,404)

NET LOSS	$ (161,570)	$ (307,122)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBERS OF SHARES OUTSTANDING: BASIC AND DILUTED	99,682,409	99,274,793

The accompanying notes are an integral part of these financial statements.

SUBJEX CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	For the year ended December 31, 2009	For the year ended December 31, 2008
Cash flows from operating activities:
Net loss for the period	$ (161,570)	$ (307,122)
Adjustments to reconcile net loss to
net cash flows from operating activities:
Depreciation and amortization	-	5,017
Court order settled with issuance of common stock	73,000	-
Non cash common stock issued for consulting services	250	57,400
Changes in operating assets and liabilities:
Accounts receivable	3,011	(1,494)
Prepaid expenses	-	37,500
Accounts payable	39,930	23,455
Accrued expenses	260	314
Accrued expenses-related party	422,947	175,950
Payroll and payroll taxes payable	(19,819)	24,702
Accrued interest	2,269	2,268
Short-term note payable	(1,500)	-
Net cash flows used in operating activities	358,778	17,990

Cash flows from investing activities:
Deposits	2,611	-
Net cash flows used in investing activities	2,611	-

Cash flows from financing activities:
Proceeds from issuance of common stock	87,900	185,339
Subscriptions received	-	(10,000)
Shares retired-related party	(438,688)	(200,000)
Shares retired- unrelated party	(12,000)	-
Payment received from notes receivable	-	1,000
Payment on notes payable	-	(8,000)
Net cash flows used in financing activities	(362,788)	(31,661)

Net decrease in cash and equivalents	(1,399)	(13,671)
Cash and cash equivalents at beginning of year	1,546	15,217

Cash and cash equivalents at end of year	$ 147	$ 1,546

The accompanying notes are an integral part of these financial statements.

	STATEMENT OF STOCKHOLDERS' DEFICIT

	YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common Stock		Accumulated	Stockholders'
	Shares	Amount	Deficit	Deficit

Balance, December 31, 2007	85,435,166	$ 6,472,408	$ (6,691,429)	$ (219,021)

Common stock issuance	15,662,554	185,339		185,339

Common stock issuance for consulting services	2,400,000	57,400		57,400

Shares retired-Related party	(4,000,000)	(200,000)		(200,000)

Subscription received		(10,000)		(10,000)

Net Loss			(307,122)	(307,122)

Balance, December 31, 2009	99,497,720	6,505,147	(6,998,551)	$ (493,404)

Common stock issuance	7,359,167	87,900		87,900

Common stock issuance for consulting services	10,000	250		250

Shares retired-Related party	(8,803,756)	(438,688)		(438,688)

Shares retired- consulting services	(60,000)	(12,000)		(12,000)

Common stock issuance for court orderd settlement	1,900,000	73,000		73,000

Net Loss			(161,570)	(161,570)

Balance, December 31, 2009	99,903,131	$ 6,215,609	$ (7,160,121)	$ (944,512)

SUBJEX CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

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

Cash Deposits in Excess of Federally Insured Limits
The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The balances are insured by the Federal Deposit Insurance Company up to $250,000.  At December 31, 2009 the Company had no uninsured cash balances.

Cash and Cash Equivalents
The Company considers highly liquid investments with original maturity of three months or less when purchased to be cash equivalents. Alternatively the Company may invest some of most of its profits or cash on hand back into its own Qubitrage account.

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

SUBJEX CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Research and Development
Research and development costs, whether performed by the Company or by outside parties under contract, are charged to operations as incurred. The company incurred no R&D expenses during 2009 and 2008.

Software Development Costs
The Company capitalizes certain software development and production costs once technological feasibility has been achieved.  Software development costs incurred prior to achieving technological feasibility are expensed as incurred.

The Company fully expensed the software maintenance incurred and there were no additional software development costs in 2009 and 2008.

Basic and Diluted Net Loss Per Share
Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding.  Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments, unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share. The Company has granted options and warrants to purchase shares of common stock at various amounts per share.  Those options and warrants were not included in the computation of diluted earnings per share because the Company incurred losses in both years.  The inclusion of potential common shares in the calculation of diluted loss per share would have an anti-dilutive effect.  Therefore, basic and diluted loss per share amounts are the same in each year presented.

Stock-Based Consideration
As permitted by Accounting Standards Codification 718 (ASC 718) “Accounting for Stock-Based Compensation,” the Company accounts for share-based payments to employees and directors using the intrinsic value method.  As such, we do not recognize compensation cost related to these stock option grants if the exercise price of the options equals or exceeds the fair value of the underlying stock at issuance date. Our general policy is to grant stock options and warrants at fair value at the date of grant. We recorded expense related to stock based compensation issued to non-employees in accordance ASC.

For the years ended December 31, 2009 and 2008, we recorded no compensation expense.

No employee stock options were granted during 2009 and 2008.

Comprehensive Income (Loss)
The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 (ASC 220-10), “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  There were no items of comprehensive income (loss) applicable to the Company during the period covered in these financial statements.

SUBJEX CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount. The Company grants uncollateralized credit to customers, but requires deposits on unique orders.  The Company reviews customers’ credit history before extending unsecured credit. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience.  The Company reviews its allowance for doubtful accounts monthly or quarterly depending on the service offered the account.  Past due balances over 90 days and over a specified dollar amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Income Taxes
The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (ASC 740-10). SFAS No. 109 (ASC 740-10) requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes. See Note 6.

NOTE 2 – GOING CONCERN AND LIQUIDITY

The Company had a working capital deficit and recurring net losses from operations in 2009, and at December 31, 2009 had insufficient cash on hand to support its ongoing operations. These factors create doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management's plan will be successful.

NOTE 3 – FIXED ASSETS

Property and equipment consisted of the following at December 31:

	2009	2008
Company Vehicle	$ 11,186	$ 11,186
Office and Computer Equipment	49,583	49,583
Furniture and Fixtures	14,231	14,231
Accumulated Depreciation	(60,192)	(60,192)
Impairment of Fixed Assets	(14,808)	(14,808)
Property and Equipment, net	$ 0	$ 0

Depreciation and amortization expense on property and equipment was $0 and $0 for the years ended December 31, 2009 and 2008, respectively.

SUBJEX CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 4 – FINANCING ARRANGEMENTS

Notes Payable
The notes payable to related parties were issued in exchange for the retirement of shares at the original price that the shares were issued and bear no interest rate and have no due date. The related parties all requested that the shares be replaced at some future date however in order to book these transactions promissory notes were made with each party.

Subordinated Notes Payable
The subordinated convertible notes payable are unsecured, bear interest at 10% and were due at various dates, with all currently being due.  To date the Company has not repaid these amounts.  The outstanding balance at December 31, 2009 and 2008 is $23,000 and $23,000 respectively.

                Long-Term Debt
                None.

NOTE 5 - SHAREHOLDERS’ EQUITY

Stock Options
In 2007 the Board of Directors adopted to bring to an end the 1999 Pagelab Network, Inc. Stock Option and Stock Award Plan.  The Plan permitted the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended and nonqualified options, which do not meet the requirements of Section 422.  A total of 2,500,000 shares were reserved under the Plan.  All options were granted at an exercise price not less than the fair market value of the common stock on the grant date according to the Plan provisions.  The options granted to participants owning more than 10 percent of the Company’s outstanding voting stock were to be granted at an exercise price not less than 110 percent of fair market value of the common stock on that date.  The options expired on the date determined by the Board of Directors, but not greater than 10 years from the grant date. No options were granted under the old Plan during the years ended December 31, 2009 and 2008.

A summary of outstanding options under the Plan as of December 31 is as follows:

	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	12,500	$ 0.80	12,500	$ 0.80
Canceled/Expired	(0)	0.00	(0)	0.00
Outstanding at end of year	12,500	$ 0.80	12,500	$ 0.80

All options were fully vested and have a have weighted average remaining contractual life of .05 years at December 31, 2009.

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

The Company issued detachable warrants with the sale of common stock to purchase 60,000 shares of common stock in December 2003. The warrants have a three year life and an exercise price of $0.25 per share. The Company issued warrants related to the sale of common stock during 2004. The warrants for 1,775,000 shares expired in 2006 and had an average exercise price of $0.13 per share. The warrants for 442,382 shares expired in 2007 and had an average exercise price of $0.08 per share. The warrants for 75,000 shares were canceled/expired and 150,000 shares were granted in 2008. None were granted in 2009.

SUBJEX CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 5 - SHAREHOLDERS’ EQUITY (CONTINUED)

A summary of outstanding warrants as of December 31 is as follows:

	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	176,000	$ 0.40	101,000	$ 0.40
Granted		0.10	150,000	0.10
Exercised	- -	- -	- -	- -
Canceled/Expired	(75,000)	0.40	(75,000)	0.40
Outstanding at end of year	101,000	$ 0.17	176,000	$ 0.40

All warrants were fully vested and have a have weighted average remaining contractual life of 1 year at December 31, 2009.

Issued Shares
The Company issued 7,359,167 shares of its common stock for $87,900 during 2009.

Retired Shares
The company accepted the retirement of 8,803,756 shares from related parties during 2009 with the understanding that they would be returned at some future time. However the price of the shares that were brought back into the Company was a total of $438,688 and promissory notes were issued to each related party.

NOTE 6 - INCOME TAXES

	2009		2008
	Amount	%	Amount	%
Expected Federal	$ (54,932)	(34%)	$ (104,421)	(34%)
Expected State	(6,463)	(4%)	(12,285)	(4%)
Valuation allowance	61,395	38%	116,706	38%
Total	$ -		$ -

The Company has a net operating loss carry forward totaling approximately $6,072,000 at December 31, 2009 that can be used to offset future taxable income.  Due to the uncertainty of the Company’s future taxable income, a valuation allowance has been established. The following is a listing of the Company's net deferred tax assets as of December 31:

	2009	2008
Deferred tax asset relating to net operating loss carry-forwards	$ 1,970,900	$ 1,970,900
Valuation allowance	(1,970,900)	(1,970,900)
Net deferred tax asset	$ 0	$ 0

At December 31, 2009, the Company has federal net operating loss carry forwards as follows:

SUBJEX CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 6 - INCOME TAXES (CONTINUED)

Federal
December 31, 2019	$ 49,000
2020	1,010,000
2021	1,051,000
2022	778,000
2023	300,000
2024	280,000
2025	464,000
2026	348,000
2027	1,328,000
2028	307,000
2029	161,000
$ 6,076,000

NOTE 7 - SUPPLEMENTAL CASH FLOWS INFORMATION

Supplemental disclosure of cash flow information:

	2009	2008
Cash paid during year for interest	$ 0	$ 0
Cash paid during year for income tax	$ 0	$ 0

NOTE 8 – LEASE

The Company rents its offices under a month to month lease.  Rent expense was $8,732 in 2009 and $11,466 in 2008.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” or ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

SUBJEX CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 10 – RELATED PARTY TRANSACTION

In 2007, the Company licensed the use of Forecast Market Software (FMS) from an entity controlled by its CEO, in exchange for $100,000 for set-up and maintenance fees (of which $0.00 was still owed at December 31, 2009), and 10,000,000 shares of common stock for the license. Due to the lack of revenues produced by the Company’s operations related to this license and the Company’s difficult cash-flow situation which limited the ability to effectively market the operations related to this software the CEO decided to offer all of his and the entity’s common shares to be put back into the Treasury of Subjex Corporation. The stipulation was to have the shares returned at some future time.  Management accepted this offer.  The contract, which is still in tact is for ten years and includes automatic renewal provisions, also provides for ongoing cash payments calculated under a formula provided for in the licensing agreement, based on revenues from services provided to the Company’s customers.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2009 to the date these financial statements were filed with the Securities and Exchange Commission, and has determined that it does not have any material subsequent events to disclose in these financial statements.