Form 10-Q
period 2010-03-31
SUBJEX CORP
filed 2010-05-17
CIK 1107699

                                                                                                                              SEC File No. 0-9711
                                                                                                                         CUSIP No. 69553N105

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 12b-25

NOTIFICATION OF LATE FILING

Subjex Corporation
(Full Name of Registrant)

(Former Name if Applicable)

Minnesota 41-1596056 (State of Incorporation) IRS Employer Identification Number
3240 Aldrich Ave South Suite 301, Minneapolis, MN 55408
(Address of principal executive offices)

3245 Hennepin Ave S Suite 3, Minneapolis, MN 55408
(Previous address of executive offices)

(612) 382-5566
(Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

| | Form 10-K     | | Form 20-F     |  | Form 11-K      | X| Form 10-Q       | | Form N-SAR

For the period ended:
|| Transition Report on Form 10-K
| | Transition Report on Form 20-F
| | Transition Report on Form 11-K
|X | Transition Report on Form 10-Q
| | Transition Report on Form N-SAR
For the transition period ended:  March 31, 2010

Part II-Rule 12b-25(b) and (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate.) |X|

(a) The reasons described in detail in Part III of this form could not be eliminated without unreasonable effort or expense;

(b) The subject annual report, semi-annual report, transition report of Forms 10-K, 10-KSB, 20-F, 11-K or Form N-SAR, or portion thereof will be filed on or before the 15th calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, 10-QSB, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

(c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

Part III-Narrative

It was the recommendation of the Company’s auditors and the Company’s Board of Directors that Form 10-Q, could not be filed within the prescribed time period without unreasonable effort and expense therefore the Company seeks relief pursuant to Rule 12b-25(b),

Part IV-Other Information

(1) Name and telephone number of person to contact in regard to this notification:
Andrew D Hyder 612-827-2203

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed?  |X | Yes | | No

 (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?
| | Yes |X | No

Subjex Corporation (Name of Registrant as Specified in Charter)
has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

By /s/ Andrew Hyder Andrew Hyder, CEO May 17, 2010