Form 10-Q/A
period 2009-03-27
SUBJEX CORP
filed 2010-05-21
CIK 1107699

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

	SUBJEX CORPORATION INDEX

		Page Number
PART I	FINANCIAL INFORMATION

	ITEM 1. FINANCIAL STATEMENTS

	Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008 (audited)	3

	Statements of Operations for the three months ended March 31, 2009 (unaudited)and March 31, 2008 (unaudited)	4

	Statements of Cash Flows for the three months ended March 31, 2009 (unaudited) and March 31, 2008 (unaudited)	5

	Notes to the Financial Statements	6

	ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

	CONDITION AND RESULTS OF OPERATIONS	6

	ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

	MARKET RISK	7

	ITEM 4. CONTROLS AND PROCEDURES	8

	ITEM 4T. CONTROLS AND PROCEDURES	8

PART II	OTHER INFORMATION	8

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

SUBJEX CORPORATION
BALANCE SHEETS

	Three Months Ended March 31,
	2009	2008
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$2,182	$1,546
Accounts receivable	-	3,011

Total current assets	2,182	4,557

Property and Equipment, net	-	-
Other Assets	2,611	2,611

Total assets	$4,793	$7,168

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Short-term notes payable	$17,677	$19,177
Subordinated convertible notes payable	23,000	23,000
Accounts payable	200,357	184,087
Accrued expenses:
Accrued expenses-Related party	387,082	206,956
Payroll and payroll taxes	16,537	38,085
Accrued interest	25,887	25,320
Accrued expenses	3,870	3,947

Total current liabilities	674,410	500,572

Long-term Debt:
Long-term debt, less current portion	-	-

Total liabilities	674,410	500,572

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

SUBJEX CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31,
2009	2008
Revenues:
Gross revenue	$4,533	$-

Expenses:
Selling, general and administrative	87,476	67,855

Total operating expense	87,476	67,855

Operating loss	(82,943)	(67,855)

Other income (expense):

Interest expense	(745)	(1,480)

Net loss	$(83,688)	$(69,335)

Net loss per basic and diluted common share	$(0.001)	$(0.001)

Weighted average common shares
outstanding - basic and diluted	99,495,838	85,435,166

The accompanying notes are an integral part of these financial satements

SUBJEX CORORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31,
2009	2008

Cash flows from operating activities:
Net loss	$(83,688)	$(69,365)
Adjustments to reconcile net loss to
net cash flows from operating activities:
Depreciation and amortization	-	2,612
Non cash common stock issued for consulting services	40,000	2,500
Non cash common stock issued to settle other liability	5,250	5,000
Changes in operating assets and liabilities:
Accounts receivable	3,011	-
Prepaid expenses	-	9,375
Accounts payable	16,270	10,679
Accrued expenses	(77)	782
Accrued expenses-Related party	180,126	(9,353)
Payroll and payroll taxes payable	(21,548)	12,559
Accrued interest	567	567

Net cash flows used in operating activities	139,911	(34,644)

Cash flows from investing activities:
Purchase of property and equipment	-	-

Net cash flows used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	34,250	25,000
Subscriptions received	-	(10,000)
Shares retired-Related party	(172,025)	-
Issuance of notes receivable	-	6,400
Other liability	(1,500)	(1,970)

Net cash flows provided by financing activities	(139,275)	19,430

Net increase (decrease) in cash and equivalents	636	(15,214)
Cash and cash equivalents at beginning of period	1,546	15,217

Cash and cash equivalents at end of period	$2,182	$3

The accompanyintg notes are an integral part of these financial statements.

Notes to the Financial Statements (unaudited)

Note 1.  Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended December 31, 2008.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Securities regulations require that interim financial statements contained in Form 10-Q be reviewed by an independent auditor. The Company’s independent auditor Silberstein Ungar, PLCC, has now completed its review of the Company’s financial statements for the period ending March 31, 2009. Pursuant to the Company’s obligation to report, the Company has reviewed and has filed the unaudited results of its operations herein. This filing comprises the current filing requirements with the Securities and Exchange Commission and the Company believes the filing to be materially accurate and complete.

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

Subjex Corporation
Date: May 21, 2010
NAME	TITLE
/s/ Andrew D. Hyder	President and Chief Executive Officer