Form 10-Q/A
period 2010-03-31
SUBJEX CORP
filed 2010-05-21
CIK 1107699

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
ACT OF 1934

Commission File Number 0-29711

Subjex Corporation
(Exact name of issuer in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1596056 (IRS Employer Identification No.)
3240 Aldrich Ave S Suite 301, Minneapolis MN (Address of Principal Executive Offices)	55408 (Zip Code)

612-382-5566
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

As of May 17, 2010 there were 99,903,131 outstanding shares of common stock, no par value.

The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer on May 17, 2010 based on the closing price of the common stock as reported on the OTC Bulletin Board on such date was $379,632.

	SUBJEX CORPORATION INDEX

PART I	FINANCIAL INFORMATION	Page Number

	ITEM 1. FINANCIAL STATEMENTS

	Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009 (audited)	3

	Statements of Operations for the three months ended March 31, 2010 (unaudited) and March 31, 2009 (unaudited)	4

	Statements of Cash Flows for the three months ended March 31, 2010 (unaudited) and March 31, 2009 (unaudited)	5

	Notes to the Financial Statements	6

	ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

	CONDITION AND RESULTS OF OPERATIONS	7

	ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

	MARKET RISK	7

	ITEM 4. CONTROLS AND PROCEDURES	7

	ITEM 4T. CONTROLS AND PROCEDURES	7

PART II	OTHER INFORMATION	7

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

SUBJEX CORPORATION
BALANCE SHEETS

	(Unaudited)	(Audited)

	March 31,	December 31,
ASSETS	2010	2009

Current Assets:
Cash	$46	$147

Total current assets	46	147

Total assets	$46	$147

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Short-term notes payable	$17,677	$7,677
Subordinated convertible notes payable	23,000	23,000
Accounts payable	227,221	224,017
Accrued expenses:
Accrued expenses-Related party	627,471	629,903
Payroll and payroll taxes	18,266	18,266
Accrued interest	28,156	27,589
Accrued expenses	4,207	4,207

Total current liabilities	945,998	944,659

Total liabilities	945,998	944,659

Stockholders' Deficit:
Common stock, no par or stated value;
200,000,000 shares authorized: 99,903,131 and
99,903,131 shares issued and outstanding at
March 31, 2010 and December 31, 2009, respectively	6,215,609	6,215,609
Subscriptions received	9,000	-
Accumulated deficit	(7,170,561)	(7,160,121)

Total stockholders' Deficit	(945,952)	(944,512)

Total liabilities and stockholders’ deficit	$46	$147

The accompanying notes are an integral part of these financial statements.

SUBJEX CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)	Three Months Ended March 31,

	2010	2009

Revenues:
Gross revenue	$49	$4533

Expenses:
Selling, general and administrative	9,922	87,476

Total operating expense	9,922	87,476

Operating loss	(9,873)	(82,943)

Other income (expense):

Interest expense	(567)	(745)

Net loss	$(10,440)	$(83,688)

Net loss per basic and diluted common share	$(0.0001)	(0.001)

Weighted average common shares
outstanding - basic and diluted	99,903,131	99,495,838

The accompanying notes are an integral part if these financial statements.

Subjex Corporation
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,

	2010	2009

Cash flows from operating activities:
Net loss	$(10,440)	$(83,688)
Adjustments to reconcile net loss to
net cash flows from operating activities:
Non cash common stock issued for consulting services	-	40,000
Non cash common stock issued to settle other liability	-	5,250
Changes in operating assets and liabilities:
Accounts receivable	-	3,011
Accounts payable	3,205	16,270
Accrued expenses	-	(77)
Accrued expenses-Related party	(2,433)	180,126
Payroll and payroll taxes payable	-	(21,548)
Accrued interest	567	567

Net cash flows used in operating activities	(9,101)	139,911

Cash flows from financing activities:
Proceeds from issuance of common stock	-	34,250
Subscriptions received	9,000	-
Shares retired-Related party	-	(172,025)
Other liability	-	(1,500)

Net cash flows provided by financing activities	9,000	(139,275)

Net increase (decrease) in cash and equivalents	(101)	636
Cash and cash equivalents at beginning of period	147	1,546

Cash and cash equivalents at end of period	$46	$2,182

The accompanying notes are an integral part of these financial statments

Notes to the Financial Statements (unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended December 31, 2009.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Securities regulations require that interim financial statements contained in Form 10-Q be reviewed by an independent auditor. The auditor, Siberstein Ungar, PLLC, located in BighamFarms, MI, has reviewed our interim financial statements. Pursuant to the Company’s obligation to report, the Company has reviewed and has filed the unaudited results of its operations herein. The Company believes the filing to be materially accurate and complete.

Note 2. Acquisition of Assets

None.

Note 3.  Going Concern

The Company had a working capital deficit and recurring net losses from operations in the first quarter ending March 31, 2010 and had insufficient cash on hand to support its ongoing operations. These factors create doubt about the Company's ability to continue as a going concern.

Note 4.  Payroll and Payroll Taxes

The Company owes the IRS related to employee payroll withholdings and payroll taxes aggregating approximately $7,000 at  March 31, 2010.  This liability is included in accrued expenses – payroll and payroll taxes.  Until all amounts owed are paid to the IRS, the IRS will maintain a federal tax lien on the Company’s property.

Note 5. Stockholders’ Deficit

During the first quarter of 2010, the Company issued no shares of common stock for operational funds. However the Company did receive  Subscription Agreements. The company is diligently working hard to grow its revenues without future dilution.

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

The following discussion and analysis should be read in conjunction with the Financial Statements, related notes and other information included in this quarterly report on Form 10-Q and the annual report Form 10K for 12-31-2009.

Description of Business

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

Since 1999, Subjex Corporation has developed and added to its software cache an impressive array of technology. Our development projects have included SEO (Search Engine Optimization) “cloaking” software,  e-commerce advertising, search engine technology and other products for the capital markets. See http://subjex.com/assets.html

Forecast Market Software (FMS), a trade timing and index forecasting engine that forecasts large indices such as the NASDAQ-100.  During its operation as measured from 2006 through 2009, FMS provided average percentage gains of approximatly 20% average annual returns.

Subjex Corporation developed one the first semi-autonomous virtual agent Customer Service Representative (CSR) products in the market in 2001. “SubjexCSR” as it was called originally was tested on over 500 e-commerce business web sites for over 4 years. Our latest artificial intelligence CSR/CRM project called AiNDEE (http://www.AiNDEE.com) was introduced in 2008. Unlike conventional CSR/CRM software solutions on the market that are mainly auto responder “dialogue based” (stimulus response) products, AiNDEE is one of the most highly advanced artificial intelligent CRM/sales solutions available. It incorporates many new ground breaking advancements in virtual communication and human interaction. Able to engage in real “interview” conversation, where it asks users questions about what they just asked (multi-tiered bi-directional dialogue).

Principal Product Development and Resulting Services

Subjex Corporation is advancing its go-to-market strategy for its technology with bold new ideas and methods that management expects to grow from a grass roots initiative. Several of these initiatives are expected to launch this year.  See “Recent Developments” for more details.

Trademarks and Patents

The Company has held trademarks and patent pending protection for most of its business that management feels is necessary to protect the Company’s interests. However the Company provides most of its technology as a proprietary service offering, (black box) which maintains the interworking of the technology secret to clients and resellers.

Environmental Compliance

The Company feels it is in complete compliance with all Federal and State Environmental Compliance laws.

Employees

The Company had employees, and a team of outside consultants and contractors to fit the Company’s operational needs.  The Company’s employees and consultants are not represented by any labor unions. The Company considers its relations with its consultants and contractors to be outstanding.

Competition

The Company is aware of other companies selling solutions that appear to be similar to Subjex; however management is not aware of any companies that are selling identical solutions as we offer.  In addition, management continues to market it products to businesses through the use of third party resellers. The Company believes that its solutions are more effective than its competition. Management believes that while some companies may have greater resources than us, we have more advanced products which continue to grow in power and client usage.

Recent Developments

Subjex Corporation has recently initated a sales development project to bring human interactive artificial intelligent CSR/CRM solutions like “AiNDEE” to a select group of resellers in the call center industry, thus creating revenue share opportunities.

The Company’s basis of accounting contemplates the realization of assets and the satisfaction of its liabilities and commitments in the normal course of operations. Since inception, the Company has incurred losses of $7,170,561 and has a working capital deficit of $945,952 as of March 31,2010. The Company had a working capital deficit and recurring net losses from operations in 2009 as well. Despite the net losses of past years operations, the funds spent have resulted in a significant ownership and control of technology and infrastructure which the company expects to generate considerable earnings in the future.

The Company decreased operating expenses to $9,922 for the three months ended March 31, 2010 as compared to $82,943 for the three months ended March 31, 2009. Operating expenses decreased due to the company revenue outlook. The Company had $49  in revenues for the three months ended March 31, 2010 as compared to $4,533 for the three months ended March 31, 2009. Revenue levels in the first quarter of 2010 were not sufficient to sustain the Company's operations; therefore funds were raised from Subscription Agreements for the sale of common stock to the Company's investor base to meet its financial needs.

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

Revenue growth from the AiNDEE technology (formerly known as “SubjexCSR”) will primarily be as a result of finding new customers. Revenue from this technology did not grow during 2009 due to a focus on other projects. In 2008 and 2009 a significant upgrade to the model has been preformed. With many new features, it is being demonstrated to a select few prospects. While the AiNDEE technology is being well received the Company cannot guarantee that sales of any significance will be made in 2010.

Further the Company stock is thinly traded. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid for them. The Company’s common stock has historically maintained a low trading volume of shares per day. However management feels that this trend is not likely to continue because of future revenue expectations from its initiatives.

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

Management's Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On September 28, 2009 an “Order Granting Summary Judgment” was issued.  Halleland, Lewis, Nilan & Johnson, PA plaintiffs, were granted a judgment in the amount of $72,346 against Subjex Corporation and Andrew Dean Hyder for providing legal sevices in another, now settled case. The Company is in the process of making payoff arrangements with the Plaintiffs on terms with future revenues. No specific outcome can be assured.

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

Item 5. Other Information

None.

Item 6.  Exhibits and reports on form 8-K

Item 8.01 Other Events

On January 18, 2010 an event occurred which was not made in the ordinary course of Subjex Corporation business thus prompting an 8k filing with the SEC. An Annual Meeting of Shareholders was scheduled for 6:40 P.M. (Central Time) January 18, 2010 in Savage MN. This meeting was open to All Shareholders of Record and Shareholder Proxy Holders qualified to vote on matters brought forth at the meeting.  The meeting was able to be held because a Quorum did exist. The actual voting shares counted were 49,953,189 which was the amount needed to hold the Annual Meeting of Shareholders and therefore the meeting went forward.  All of management’s proposals were approved by well over 90%.  The following agenda was presented and approved.

1. To authorize the Board of Directors to file with the Minnesota Secretary of State for an increase in the number of Authorized Shares from the current 100,000,000 to 200,000,000 of which 160,000,000 shall be designated as common shares and 40,000,000 shall be undesignated, to be designated as to type, class or series by the Board of Directors.
The motion was passed with 46,434,402 votes. 92.96%

2. To authorize the Board of Directors to change the corporate domicile or to open other office(s) in other US States at any future date should the Board of Directors feel this will become necessary for managements execution of its plan and or to attract suitable investments into the company.
The motion was passed with 33,496,845 votes. 90.83%

This filing completes Subjex Corporations obligations as it relates to the filing requirements of an 8K filing as defined by the SEC.

No other reports were filed in the period ending March 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.

Subjex Corporation
Date: May 20, 2010

NAME	TITLE
/s/ Andrew D. Hyder	President and Chief Executive Officer