Form 10-Q
period 2010-08-19
SUBJEX CORP
filed 2010-08-19
CIK 1107699

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

As of August 16, 2010 there were 140,806,887 outstanding shares of common stock, no par value.

The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer on August 16, 2010 based on the closing price of the common stock as reported on the OTC Bulletin Board on such date was $32,386.

		SUBJEX CORPORATION INDEX	Page Number

PART I		FINANCIAL INFORMATION

	ITEM 1	FINANCIAL STATEMENTS

Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009 (audited)

Statements of Operations for the three months and six months ended June 30, 2010 and 2009 (unaudited)

Statements of Cash Flows for the six months ended June 30, 2010 and 2009 (unaudited)

Notes to the Financial Statements

	ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

	ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	ITEM 4	CONTROLS AND PROCEDURES

	ITEM 4T	CONTROLS AND PROCEDURES

PART II		OTHER INFORMATION

	ITEM 1	LEGAL PROCEEDINGS

	ITEM 2	CHANGE IN SECURITIES AND USE OF PROCEEDS

	ITEM 3	DEFAULTS UPON SENIOR SECURITIES

	ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	ITEM 5	OTHER INFORMATION

	ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

CERTIFICATION PURSUANT TO SECTION 06 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS

SIGNATURES

 References to the "Company." the "Registrant." "we", "us" or "our" in this Quarterly Report on Form 10-Q refer to Subjex Corporation, unless the context indicates otherwise.

SUBJEX CORPORATION
BALANCE SHEETS
	(Unaudited)	(Audited)

	June 30,	December 31,
	2010	2009

ASSETS
Current Assets:
Cash	$1	$147

Total current assets	1	147

Total assets	$1	$147

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Short-term notes payable	$17,677	$17,677
Subordinated convertible notes payable	23,000	23,000
Accounts payable	207,363	224,017
Accrued expenses:
Accrued expenses-Related party	47,070	629,903
Payroll and payroll taxes	18,266	18,266
Accrued interest	28,723	27,589
Accrued expenses	4,207	4,207

Total current liabilities	346,305	944,659

Total liabilities	346,305	944,659

Stockholders' Deficit:
Common stock, no par or stated value;
200,000,000 shares authorized: 139,806,887 and
99,903,131 shares issued and outstanding at
June 30, 2010 and December 31, 2009, respectively	6,902,423	6,215,609
Subscriptions received	3,500	-
Accumulated deficit	(7,252,227)	(7,160,121)

Total stockholders' Deficit	(346,304)	(944,512)

Total liabilities and stockholders’ deficit	$1	$147

The accompanying notes are an integral part of these financial statements.

SUBJEX CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2010		2009	2010	2009

Revenues:
Gross revenue	$		$3,492	$49	$8,025

Expenses:
Selling, general and administrative		81,099	25,629	91,021	113,106

Total operating expense		81,099	25,629	91,021	25,629

Operating loss		(81,099)	(22,137)	(90,972)	(105,081)

Other income (expense):

Interest expense		(567)	(1,077)	(1,134)	(1,821)

Net loss		$(81,666)	$(23,214)	$(92,106)	$(106,902)

Net loss per basic and diluted common share		$(0.0006)	$(0.001)	$(0.001)	$(0.001)

Weighted average common shares
outstanding - basic and diluted		139,806,887	99,451,047	139,806,887	99,451,047

The accompanying notes are an integral part of these financial statements.

SUBJEX CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(92,106)	$(106,902)
Adjustments to reconcile net loss to
net cash flows from operating activities:
Non cash common stock issued for consulting services	65,000	43,000
Non cash common stock issued to settle other liability	581,814	5,250
Changes in operating assets and liabilities:
Accounts receivable	-	3,010
Accounts payable	(16,654)	18,764
Accrued expenses	-	259
Accrued expenses-Related party	(582,834)	362,706
Payroll and payroll taxes payable	-	(20,378)
Other liability	-	(1,500)
Accrued interest	1,134	1,134

Net cash flows used in operating activities	(43,646)	305,344

Cash flows from financing activities:
Proceeds from issuance of common stock	40,000	52,650
Subscriptions received	3,500	12,500
Shares retired-Related party	-	(372,025)

Net cash flows provided by financing activities	43,500	(306,875)

Net increase (decrease) in cash and equivalents	(146)	(1,531)
Cash and cash equivalents at beginning of period	147	1,546

Cash and cash equivalents at end of period	$1	$15

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

Note 2. Acquisition of Assets

None.

Note 3.  Going Concern

The Company had a working capital deficit and recurring net losses from operations in the second quarter ending June 30, 2010 and had insufficient cash on hand to support its ongoing operations. These factors create doubt about the Company's ability to continue as a going concern.

Note 4.  Payroll and Payroll Taxes

The Company owes the IRS related to employee payroll withholdings and payroll taxes aggregating approximately $7,000 at  June 30, 2010.  This liability is included in accrued expenses – payroll and payroll taxes.  Until all amounts owed are paid to the IRS, the IRS will maintain a federal tax lien on the Company’s property.

Note 5. Stockholders’ Deficit

During the second quarter of 2010, the Company issued 19 million shares of common stock for operational funds. Also the Company did receive  Subscription Agreements. The Company is diligently working hard to grow its revenues without future dilution.

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

Description of Business

Subjex Corporation is a Minnesota corporation formed in 1999, for the creation, custom development and incubation of "outside the box" artificial intelligence technologies. We translate our advanced technology development methods into extreme value solutions for specialized industries. Our goal is to develop products that our clientele bring to the market directly or as a private labeled product.

Since 1999, Subjex Corporation has developed and added to its software cache an impressive array of technology. Our development projects have included SEO (Search Engine Optimization) “cloaking” software,  e-commerce advertising, search engine technology and other products for the capital markets. See http://subjex.com/assets.html

Forecast Market Software (FMS), a trade timing and index forecasting engine that forecasts large indices such as the NASDAQ-100.  During its operation as measured from 2006 through 2009, FMS provided average percentage gains of approximatly 20% average annual returns. This technology has been taken offline to rework its business model.

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

Recent Developments

Subjex Corporation has recently initated a sales development project to bring its interactive dialogue artificial intelligent CSR/CRM solution “AiNDEE” to various business models, thus creating revenue share opportunities. Subjex expects to have licencing revenue this year as a result of this project. To Further expand its revenue opportunities Subjex expects to licence some of its software libraries and intellectual property to outside projects and further expand its possible revenue sources.

The Company’s basis of accounting contemplates the realization of assets and the satisfaction of its liabilities and commitments in the normal course of operations. Since inception, the Company has incurred losses of $7,252,227 and has a working capital deficit of $346,304 as of June 30, 2010. The Company had a working capital deficit and recurring net losses from operations in 2009 as well. Despite the net losses of past years operations, the funds spent have resulted in a significant ownership and control of technology and infrastructure which the company expects to generate considerable earnings in the future.

The Company’s operating expenses for the three months and six months ended June 30, 2010 was $81,099 and  $91,021 as compared to $25,629 and $113,106 for the three and six months ended June 30, 2009. Operating expenses decreased overall due to the company’s revenue outlook. The Company had $49 and $0  in revenues for the three and six months ended June 30, 2010 as compared to $3,492 and $8,025 for the six months ended June 30, 2009. Revenue levels in the second quarter of 2010 were not sufficient to sustain the Company's operations; therefore funds were raised from the sale of common stock and Subscription Agreements for the sale of common stock to the Company's investor base to meet its financial needs.

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

Management's Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None

Item 5. Other Information

None.

Item 6.  Exhibits and reports on form 8-K

No  reports were filed in the period ending June 30, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.

Subjex Corporation
Date:  Ausgust 19, 2010

NAME                                                    TITLE
/s/ Andrew D. Hyder                           President and Chief Executive Officer