Form 10-Q
period 2010-09-30
SUBJEX CORP
filed 2010-11-19
CIK 1107699

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

As of November 19, 2010 there were 140,806,887 outstanding shares of common stock, no par value.

The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer on November 19, 2010 based on the closing price of the common stock as reported on the OTC Bulletin Board on such date was $15,489.

SUBJEX CORPORATION INDEX

PART I FINANCIAL INFORMATION		Page Number

ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheets as of September 30, 2010 (unaudited and unreviewed) and December 31, 2009 (audited)	4

	Statements of Operations for the three months and nine months ended September 30, 2010 and 2009 (unaudited and unreviewed)	5

	Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (unaudited and unreviewed)	6

	Notes to the Financial Statements	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

	CONDITION AND RESULTS OF OPERATIONS	8

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

	MARKET RISK	9

ITEM 4.	CONTROLS AND PROCEDURES	10

ITEM 4T.	CONTROLS AND PROCEDURES	10

PART II OTHER INFORMATION		10

ITEM 1.	LEGAL PROCEEDINGS

ITEM 2	CHANGE IN SECURITIES AND USE OF PROCEEDS

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5	OTHER INFORMATION

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

	Certification Pursuant to Section 06 of the Sarbanes-Oxley Acto of 2002

	Certifications signatures	13

References to the “Company,” the “Registrant,” “we”, “us” or “our” in this Quarterly Report on Form 10-Q refer to Subjex Corporation., unless the context indicates otherwise.

SUBJEX CORPORATION
BALANCE SHEETS
	(Unaudited)	(Audited)
	(Unreviewed)
	September 30,	December 31,
	2010	2009

ASSETS
Current Assets:
Cash	$-	$147

Total current assets	-	147

Total assets	$-	$147

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Short-term notes payable	$17,677	$17,677
Subordinated convertible notes payable	23,000	23,000
Accounts payable	205,908	224,017
Accrued expenses:
Accrued expenses-Related party	46,976	629,903
Payroll and payroll taxes	18,266	18,266
Accrued interest	29,290	27,589
Accrued expenses	4,207	4,207

Total current liabilities	345,324	944,659

Total liabilities	345,324	944,659

Stockholders' Deficit:
Common stock, no par or stated value;
200,000,000 shares authorized: 140,806,887 and
99,903,131 shares issued and outstanding at
September 30, 2010 and December 31, 2009, respectively	6,905,923	6,215,609
Subscriptions received	14,000	-
Accumulated deficit	(7,265,246)	(7,160,121)

Total stockholders' Deficit	(345,324)	(944,512)

Total liabilities and stockholders’ deficit	$0	$147

The accompanying notes are an integral part of these financial statements.

SUBJEX CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited and Unreviewed)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009

Revenues:
	Gross revenue	$-	$3,000	$49	$11,025

Expenses:
	Selling, general and administrative	12,453	15,369	103,474	128,473

	Total operating expense	12,453	15,369	103,474	25,629

	Operating loss	(12,453)	(12,369)	(103,425)	(117,448)

Other income (expense):

	Interest expense	(567)	(567)	(1,701)	(2,389)

Net loss		$(13,020)	$(12,936)	$(105,126)	$(119,837)

Net loss per basic and diluted common share		$(0.0001)	$(0.001)	$(0.0007)	$(0.001)

Weighted average common shares
	outstanding - basic and diluted	140,806,887	99,574,566	140,806,887	99,574,566

The accompanying notes are an integral part of these financial statements.

SUBJEX CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited and Unreviewed)
	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(105,126)	$(119,837)
Adjustments to reconcile net loss to
net cash flows from operating activities:
Non cash common stock issued for consulting services	65,000	(44,000)
Non cash common stock issued to settle other liability	581,814	-
Changes in operating assets and liabilities:
Accounts receivable	-	3,010
Accounts payable	(18,109)	22,200
Accrued expenses	-	(1,241)
Accrued expenses-Related party	(582,927)	415,858
Payroll and payroll taxes payable	-	(20,443)
Accrued interest	1,701	1,701

Net cash flows used in operating activities	(57,647)	257,248

Cash flows from financing activities:
Proceeds from issuance of common stock	43,500	(258,788)
Subscriptions received	14,000	-
Shares retired-Related party	-	-

Net cash flows provided by financing activities	57,500	(258,788)

Net increase (decrease) in cash and equivalents	(147)	(1,540)
Cash and cash equivalents at beginning of period	147	1,546

Cash and cash equivalents at end of period	$-	$7

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Notes to the Financial Statements (unaudited and unreviewed)

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

Note 2. Acquisition of Assets

None.

Note 3.  Going Concern

The Company had a working capital deficit and recurring net losses from operations in the third quarter ending September 30, 2010 and had insufficient cash on hand to support its ongoing operations. These factors create doubt about the Company's ability to continue as a going concern.

Note 4.  Payroll and Payroll Taxes

The Company owes the IRS related to employee payroll withholdings and payroll taxes aggregating approximately $7,000 at  September 30, 2010.  This liability is included in accrued expenses – payroll and payroll taxes.  Until all amounts owed are paid to the IRS, the IRS will maintain a federal tax lien on the Company’s property.

Note 5. Stockholders’ Deficit

During the third quarter of 2010, the Company issued 1 million shares of common stock for operational funds. Also the Company did receive  Subscription Agreements. The Company is diligently working hard to grow its revenues without future dilution.

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

Description of Business

Subjex Corporation is a Minnesota corporation formed in 1999, for the creation, custom development and incubation of artificial intelligence technologies. We translate our advanced technology development methods into extreme value solutions for specialized industries. Our goal is to develop products that our clientele bring to the market directly or as a private labeled product.

Since 1999, Subjex Corporation has developed and added to its software cache an impressive array of technology. Our development projects have included SEO (Search Engine Optimization) “cloaking” software,  e-commerce advertising, search engine technology and other products for the capital markets, and the development of auction technology. See http://subjex.com/assets.html

Forecast Market Software (FMS), a trade timing and index forecasting engine that forecasts large indices such as the NASDAQ-100.  During its operation as measured from 2006 through 2009, FMS provided average percentage gains of approximatly 20% average annual returns. This technology has been taken offline to rework its business model.

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

Recent Developments

Subjex Corporation has recently initated a sales and development project to bring its interactive dialogue artificial intelligent CSR/CRM solution “AiNDEE” to various business models, thus creating revenue share opportunities. Subjex expects to have licencing revenue in 2010 as a result of this project. To Further expand its revenue opportunities Subjex expects to licence some of its software libraries and intellectual property to outside projects and further expand its possible revenue sources.

The Company’s basis of accounting contemplates the realization of assets and the satisfaction of its liabilities and commitments in the normal course of operations. Since inception, the Company has incurred losses of $7,265,246 and has a working capital deficit of $345,324 as of September 30, 2010. The Company had a working capital deficit and recurring net losses from operations in 2009 as well. Despite the net losses of past years operations, the funds spent have resulted in a significant ownership and control of technology and infrastructure which the company expects to generate considerable earnings in the future.

The Company’s operating expenses for the three months and nine months ended September 30, 2010 was $12,453 and  $103,474 as compared to $15,369 and $128,473 for the three and nine months ended September 30, 2009. Operating expenses decreased overall due to the company’s revenue outlook. The Company had $0 and $49  in revenues for the three and nine months ended September 30, 2010 as compared to $3,000 and $11,025 for the three and nine months ended September 30, 2009. Revenue levels in the third quarter of 2010 were not sufficient to sustain the Company's operations; therefore funds were raised from the sale of common stock and Subscription Agreements for the sale of common stock to the Company's investor base to meet its financial needs.

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

Revenue growth from the AiNDEE technology will primarily be as a result of finding new customers. Revenue from this technology did not grow during 2009 due to a focus on other projects. In 2008 and 2009 a significant upgrade to the model has been preformed. With many new features, it is being demonstrated to a select few prospects. While the AiNDEE technology is being well received in 2010 the Company cannot guarantee that sales of any significance will be made in 2010.

Further the Company stock is thinly traded. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid for them. The Company’s common stock has historically maintained a low trading volume of shares per day. However management feels that this trend is not likely to continue if future revenue expectations from its initiatives occur.

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

Management's Report on Internal Controls over Financial Reporting
Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On September 28, 2009 an “Order Granting Summary Judgment” was issued.  Halleland, Lewis, Nilan & Johnson, PA plaintiffs, were granted a judgment in the amount of $72,346 against Subjex Corporation and Andrew Dean Hyder for providing legal sevices in another, now settled case. The Company is in the process of making long-term payoff arrangements with the Plaintiffs on terms with possible future revenues. No specific outcome can be assured.

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

No  reports were filed in the period ending September 30, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.

Subjex Corporation
Date:  November 19, 2010

NAME                                                    TITLE
/s/ Andrew D. Hyder                               President and Chief Executive Officer