Form 10-K
SUBJEX CORP
filed 2011-04-15
CIK 1107699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[ x ]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___to___

Commission File Number 0-29711
Subjex Corporation
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1596056 (I.R.S. Employer Identification No.)
3240 Aldrich Ave S Suite 301, Minneapolis, MN (Address of Principal Executive Offices)	55408 (Zip Code)
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act
Large accelerated filer [  ]                                                                                                 Accelerated filer [  ]
Non-accelerated filer (Do not check if a smaller reporting company) [  ]       Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]
The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer on April 14, 2011 based on the closing price of the common stock as reported on the OTC Bulletin Board on such date was $1,734,459
As of April 15, 2011 there were 173,445,887 outstanding shares of common stock, no par value.

 SUBJEX CORPORATION
FORM 10-K
YEAR ENDED DECEMBER 31, 2010

TABLE OF CONTENTS

ITEM	PAGE
PART I
1. Business	3
1A. Risk Factors	5
1B. Unresolved Staff Comments	5
2. Description of Property	5
3. Legal Proceedings	5
4. Submission of Matters to a Vote of Security Holders	6
PART II
5. Market for Registrant's Common Equity, Related Stockholder Matters & Issuer Purchases of Equity Securities	6
6. Selected Financial Data
7. Management's Discussion & Analysis of Financial Condition and Results of Operations	7
7A. Quantitative and Qualitative Disclosures about Market Risk
8. Financial Statements & Supplementary Data	7
9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
9A. (T). Controls and Procedures	8
9B. Other Information
PART III
10. Directors, Executive Officers, and Corporate Governance	10
11. Executive Compensation	11
12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.	12
13. Certain Relationships and Related Transactions, and Director Independence	13
14. Principal Accountant Fees and Services	14
15. Exhibits, Financial Statement Schedules
SIGNATURES	28

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

Overview

Subjex Corporation is a Minnesota corporation formed in 1999, for the creation, custom development and incubation solution based artificial intelligence technologies. We translate our technology development methods into specific solutions for specialized industries and business. We develop or co-develop products that our clientele bring to the market directly or as a private labeled product.

Since 1999, Subjex Corporation has developed and added to its software cache an impressive array of technology. Our development projects have included SEO (Search Engine Optimization) “cloaking” software, e-commerce advertising, search engine technology and other products for the capital markets. See http://subjex.com/assets.html

One of Subjex more successful projects, in terms of its operational functionality was Forecast Market Software (FMS), a trade timing and index forecasting engine that forecasts large indices such as the NASDAQ-100.  During its operation as measured from 2006 through 2009, FMS has become a quantitative analysis industry leader, in terms of its average percentage gains, providing nearly 20% average annual returns.

Subjex Corporation developed one the first semi-autonomous virtual agent Customer Service Representative (CSR) products in the market in 2001. “SubjexCSR” as it was called originally was tested on over 500 e-commerce business web sites for over 4 years. Reengineered and upgraded in 2008 and again in 2010, this artificial intelligence CSR/CRM project is now called AiNDEE (http://www.AiNDEE.com) and now powers auction company Penny 20 inc. (http://www.Penny20.com). Unlike conventional CSR/CRM software solutions on the market that are mainly auto responder “dialogue based” (stimulus response) products, AiNDEE is one of the most highly advanced artificial intelligent CRM/sales solutions available in the world today. It incorporates many new ground breaking advancements in virtual communication and human interaction. Able to engage in real “interview” conversation, where it asks users questions about what they just asked (multi-tiered bi-directional dialogue), AiNDEE is a break-through in CRM (Customer Relationship Management).

Trademarks and Patents

The Company has held trademarks and patent pending protection for most of its business that management feels are necessary to protect the Company’s interests. However the Company now provides most of its technology as a proprietary service offering, (black box) which maintains the interworking of the technology secret to clients and resellers and does not patent its innovations.

Environmental Compliance

The Company believes it is in compliance with all current federal and state environmental laws.
Employees

The Company had a full-time staff and a team of outside consultants to fit the Company’s operational needs. The Company's employees and or consultants are not represented by any labor unions.   The Company considers its relations with both former and present employees and consultants to be good.

Competition

The Company is aware of other companies selling solutions that appear to be similar to Subjex; however management is not aware of any companies that are selling the same solutions as Subjex.  In addition, management continues to market its products in methods it believes to be efficient use of its resources. The Company believes that its solutions are more effective than its competition and that while some companies may have greater resources the company has more advanced products which continue to grow in power and client usage.

Recent Developments

Recently the Company formed a technology partnership with Penny 20 inc. “Penny20” a Nevada based private company. Penny20 is an open public auction platform for sellers to sell without fees, and for bidders to win products and services at significant discounts. In exchange for Subjex development services to build the platform, and for the use of Subjex AiNDEE technology, Penny20 has given Subjex a 40% equity stake in Penny20, as well as a revenue split. This arrangement is designed to create a revenue stream to the Company in direct proportion to the success of the auction platform. Therefore Subjex has agreed to market Penny20 to its search engine members at Subjex’s expense. Further the Company has provided its CEO, Andrew Dean Hyder as the chief engineer to operate the auction technology.

For more information see http://www.Subjex.com/penny20 or http://www.penny20.com

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

Revenue growth from the AiNDEE technology (formerly known as “SubjexCSR”) will primarily be as a result of finding new customers. Revenue from this technology did not grow during 2010 due to financial constraints affecting the ability to marketing AiNDEE. In 2008 and 2009 a significant upgrade to the model has been preformed and is being tested on a number of BETA clients including Penny20. With many new and exciting features, the new technology is being well received but the Company cannot guarantee that sales of any significance will be made in 2011.

Further the Company stock is thinly traded. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid for them. The Company’s common stock has historically maintained a low trading volume of shares per day. However due to potential revenue flow, management feels that this trend is not likely to continue if and when significant growth occurs with the Penny20 project. See: http://www.Subjex.com/finance.html

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.  Description of Property

The Company's principal operations ending December 31, 2010 are in Minneapolis, Minnesota. The previous and typical occupancy requirement is approximately 1,000 square feet and utilized for office space on a month to month lease. Management believes that comparable office space is readily available.

ITEM 3.  Legal Proceedings

There were no legal proceedings in 2010 nor are there any legal proceedings as of this filling pending, to the Company's knowledge that would be material to the financial position of the Company.

There were no other legal proceedings pending or, to the Company's knowledge, that would be material to the financial position of the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders

On January 18, 2010 a meeting of the shareholders took place.  An 8K was filed showing the matters that were voted on and passed as follows:

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

The Company’s Common Stock was traded on the Over the Counter Bulletin Board since January 2000 under the symbol “PGBN”.  The Company changed it ticker symbol in 2003 to “SBJX”. Its high and low sales prices of common stock in 2010 were $0.006 and $0.001, respectively. These prices are inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The following table lists the high and low price for our common stock as quoted, in U.S. dollars, on the internet tracking services during each quarter within the last two fiscal years:

Price per Share - Calendar Year 2010

Quarter                                                                                                                                           High                           Low
First	$0.006	$0.0018
Second	$0.0038	$0.002
Third	$0.0025	$0.002
Fourth	$0.0017	$0.001

Price per Share - Calendar Year 2009

Quarter                                                                                                                                            High                                      Low
First	$0.03	$0.0151
Second	$0.02	$0.005
Third	$0.029	$0.01
Fourth	$0.0185	$0.005

(a)	Record Holders

On December 31, 2010 there were 252 holders of the Company’s 140,806,887 outstanding shares of common stock.

(b)	Dividends

The Company has not paid or declared any dividends on our common stock; however, one of Managements goals is to pay dividends on the common stock at some future date.

(c)	Recent Sales of Unregistered Securities

During 2010, the Company issued pursuant to private placement offerings to certain of our security holders an aggregate of 20,000,000 shares of our common stock, at an average price per share of $0.002175, resulting in net proceeds to the Company of $43,500.

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

ITEM 6.  Selected Financial Data.

None.

ITEM 7.  Management's Discussion & Analysis of Financial Condition and Results of Operations

In 2010 the Company’s operating expenses included payments to consultants and vendors. The total value of non-cash stock compensation issued to these entities was $65,000. Some of the other expenses consisted of Legal and Accounting $12,911, and others in the amount of $56,936. The total operating expenses for 2010 were $134,847 as compared to the operating expenses in 2009 of $169,638.

The Company generated revenues of $49 and $11,025 in 2010 and 2009, respectively.  Revenue levels by themselves were not sufficient to sustain the Company’s operations in 2010; therefore funds were raised from the sale of common stock to the Company’s investor base to meet its financial needs.  The Company used a “just-in-time” funding method, in an effort to hold off dilution of its stock, by not raising more funds than necessary while its stock price was low.

Liquidity and Capital Resources

The accumulated deficit from inception to December 31, 2010 was $7,297,187 to date; most of the operations of the Company have been funded by monies raised through the issuance of common stock. Management believes it has the relationships in place to continue this type of funding until its revenues can sustain operations on a going forward basis.

The Company plans to use its future profits to further grow its market share, start its dividend program, and buy back its stock.  This stock buyback program is intended to support the public stock price and build a stock reserve for future use in possible acquisitions or as security in debt financings.   Proceeds rom debt financings (if any) will be used to further build its revenues.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

At December 31, 2010 and 2009 our cash and cash equivalents were approximately $0 and $147, respectively. We presently do not have any interest bearing investments.

Equity Price Risk

Outside of the Company stock buyback initiative as described herein, the Company does not invest in available-for-sale equity securities, and, therefore, are not Subject any additional equity price risk that such activity might bring.

ITEM 8. Financial Statements

The financial statements of the Company are included herein following the signatures.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As of this filing Subjex Corporation does not have any disagreements on accounting and financial disclosure with its Accounting Firm.

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

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that the disclosure controls are not effective as of December 31, 2010.

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

Management assessed the effectiveness of Subjex Corporation’s internal controls over financial reporting as of December 31, 2010. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of Subjex Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.  Based on our assessment, management determined that for year ending December 31, 2010, our internal controls were effective.

There were no significant changes in our internal controls over financial reporting which occurred in the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Sincerely,
Andrew Hyder
President, Chief Executive Officer and Director

ITEM 9B. Other Information.

None.

                                                                          PART III

ITEM 10.  Directors, Executive Officers, and Corporate Governance

The following table sets forth the name and position of each of our directors and executive officers:
Name                                                             Age                               Positions
Paul W. Peterson	61	Director
Andrew D. Hyder	44	Director, Chairman of the Board, Chief Executive Officer and President
Sharon R. Hyder	64	Director

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

Andrew D. Hyder has been the President and Chief Executive Officer and a Director since October 1999. As Founder and CEO of Subjex Corp. Hyder has over 20 years of software and A.I. engineering experience. He developed in 1996 one of the first of its kind "cloaking engines" for search engine optimization kicked off a revolution in search engine marketing. As a lifelong entrepreneur he has designed flight simulators, market timing engines and payroll software. He has a passion for viral marketing & sales psychology, with expertise in the areas of finance, corporate governance, direct mail and product branding. Mr. Hyder has developed projects in most computer-programming languages. Mr. Hyder is passionate about self-education and personal innovation.

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

ITEM 11.  Executive Compensation

Executive Compensation

Summary Compensation Table
The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during our last completed fiscal year; and (ii) each other individual that served as our executive officer at the conclusion of the fiscal year ended December 31, 201. (Collectively, the “named executives”).

Name and Principal Position	Year	Salary	Bonus (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Andrew D. Hyder Chief Executive Officer and President	2010	$0	$0	$0	$0	$17,944	$17,944

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

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information regarding each unexercised option held by each of our named executive officers as of December 31, 2010.  None of our named executive officers received any stock awards during 2010.

	Option Awards (1)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Andrew D. Hyder	2,500	0	n/a	n/a

(1) All options granted pursuant to our 1999 Stock Option and Stock Award Plan, as amended.

Executive Compensation under the 1999 Stock Option and Stock Award Plan

As of December 31, 2010, we have outstanding options to purchase 12,500 shares of our common stock and no outstanding warrants to purchase any shares of our common stock all issued under our 1999 Stock Option and Stock Award Plan, of which 2,500 have been issued to the named executives through December 31, 2010.

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
Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (#)		Percentage of Common Stock Beneficially Owned (%) (1)
Andrew D. Hyder	1,276,408	(2)	.73	%*
Sharon R. Hyder	15,683	(3)	.008	% *
Paul W Peterson	1,100,000	(3)	.63	% *
All officers and directors as a group (3 persons)	2,392,091	(4)	1.93%
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

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2010, the (i) number of securities to be issued upon the exercise of outstanding options, warrants and rights issued under the equity compensation plans, (ii) the weighted average exercise price of such options, warrants and rights, (each as converted pursuant to the merger).  All outstanding options identified herein are governed by the terms of the Company’s 1999 Stock Option and Stock Award Plan, as amended.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted -average price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding (a)) (c)
Equity compensation plans not approved by security holders	0	$0.00	-
Total	0	$0.00	-

ITEM 13. Certain Relationships and Related Transactions

None.

ITEM 14.  Principal Accountant Fees and Services

The Board of Directors of the Company selected Silberstein Ungar, PLLC (“Silberstein”) (formally known as Maddox Ungar Silberstein, PLLC), with offices in Bingham Farms, Michigan, to audit the Company’s financial statements for the year ended December 31, 2009.  Silberstein Ungar, PLLC resigned as our auditors as of December 22, 2010. Therefore the Company’s financial statements for the years ended December 31, 2010 have not been audited. The following table details the fees billed by the independent auditors in the years ended December 31, 2010 and 2009.

	2010	2009
Audit fees	$0	$15,500

No services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by Silberstein.

ITEM 15.  Exhibits, Financial Statements Schedules

SUBJEX CORPORATION
STATEMENTS OF OPERATIONS
	FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	FOR THE YEAR ENDED DECEMBER 31, 2010	FOR THE YEAR ENDED DECEMBER 31, 2009
	unaudited	audited

REVENUES	$49	$11,025

EXPENSES
Selling, general and administrative	134,847	169,639

TOTAL OPERATING EXPENSES	134,847	169,639

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.

Subjex Corporation
Date:  April 15, 2011

NAME                                                    TITLE
/s/ Andrew D. Hyder                               President and Chief Executive Officer,

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of Subjex Corporation and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Andrew D. Hyder Andrew D. Hyder	President and CEO	April 15, 2011

SUBJEX CORPORATION
BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

		Decmeber 31, 2010	December 31, 2009
		unaudited	audited
ASSETS
Current Assets
Cash and cash equivalents		$-	$147
Accounts receivable		-	-
Total current assets		-	147

Other Assets		-	-
Total assets		$-	$147

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Short-term notes payable		$17,677	$17,677
Subordinated convertible notes payable		23,000	23,000
Accounts payable		223,297	224,017
Accrued expenses:
Accrued expenses-related party		50,461	629,903
Payroll and payroll taxes		18,266	18,266
Accrued interest		29,857	27,589
Accrued expenses		4,207	4,207
Total current liabilities		366,764	944,659

Total liabilities		366,764	944,659

Stockholders' Deficit
Common stock, no par or stated value;
200,000,000 shares authorized: 140,806,887 and
99,903,131	December 31, 2010 and
December 31, 2009, respectively		6,905,923	6,215,609
Subscriptions received		24,500
Accumulated deficit		(7,297,187)	(7,160,121)
Total stockholders' deficit		(366,764)	(944,512)

Cash and cash equivalents at end of year		$0	$147

	The accompanying notes are an integral part of these financial statements.

SUBJEX CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	For the year ended December 31, 2010	For the year ended December 31, 2009
	unaudited	audited

REVENUES	$49	$11,025

EXPENSES
Selling, general and administrative	134,847	169,639

TOTAL OPERATING EXPENSES	134,847	169,639

OPERATING LOSS	(134,798)	(158,614)

OTHER INCOME (EXPENSE)
Interest expense	(2,268)	(2,956)

NET LOSS	$(137,066)	$(161,570)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBERS OF SHARES OUTSTANDING: BASIC AND DILUTED	124,178,313	99,682,409

The accompanying notes are an integral part of these financial statements.

SUBJEX CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	For the year ended December 31, 2010	For the year ended December 31, 2009
	unaudited	audited
Cash flows from operating activities:
Net loss for the period	$(137,066)	$(161,570)
Adjustments to reconcile net loss to
net cash flows from operating activities:
Court order settled with issuance of common stock	-	73,000
Non cash common stock issued for consulting services	65,000	250
Changes in operating assets and liabilities:
Accounts receivable	-	3,011
Accounts payable	(720)	39,930
Accrued expenses	-	260
Accrued expenses-related party	(579,443)	422,947
Payroll and payroll taxes payable	-	(19,819)
Accrued interest	2,268	2,269
Short-term note payable	-	(1,500)
Net cash flows used in operating activities	(649,961)	358,778

Cash flows from investing activities:
Deposits	-	2,611
Net cash flows used in investing activities	-	2,611

Cash flows from financing activities:
Proceeds from issuance of common stock	43,500	87,900
Subscriptions received	24,500	-
Notes retired-related party	581,814	-
Shares retired-related party	-	(438,688)
Shares retired- unrelated party	-	(12,000)
Net cash flows used in financing activities	649,814	(362,788)

Net decrease in cash and equivalents	(147)	(1,399)
Cash and cash equivalents at beginning of year	147	1,546

Cash and cash equivalents at end of year	$0	$147

The accompanying notes are an integral part of these financial statements.

STATEMENT OF STOCKHOLDERS' DEFICIT

YEARS ENDED DECEMBER 31, 2010 AND 2009
Unaudited and Ureviewed
	Common Stock		Accumulated	Stockholders'
	Shares	Amount	Deficit	Deficit

Balance, December 31, 2008	99,497,720	6,505,147	$(6,998,551)	$(493,404)

Common stock issuance	7,359,167	87,900		87,900

Common stock issuance for consulting services	10,000	250		250

Shares retired-Related party	(8,803,756)	(438,688)		(438,688)

Shares retired- consulting services	(60,000)	(12,000)		(12,000)

Common stock issuance for court orderd settlement	1,900,000	73,000		73,000

Net Loss			(161,570)	(161,570)

Balance, December 31, 2009	99,903,131	$6,215,609	$(7,160,121)	$(944,512)

Common stock issuance	20,000,000	43,500		43,500

Common stock issuance for consulting services	9,000,000	65,000		65,000

Notes retired-Related party	11,903,756	581,814		581,814

Subscriptions received	-	-		24,500

Net Loss			(137,066)	(137,066)

	140,806,887	$6,905,923	$(7,297,187)	$(366,764)

SUBJEX CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

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

NOTE 2 – GOING CONCERN AND LIQUIDITY

The Company had a working capital deficit and recurring net losses from operations in 2010, and at December 31, 2010 had insufficient cash on hand to support its ongoing operations. These factors create doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management's plan will be successful.

NOTE 3 – FIXED ASSETS

Property and equipment consisted of the following at December 31:

	2010	2009
Company Vehicle	$ 11,186	$ 11,186
Office and Computer Equipment	49,583	49,583
Furniture and Fixtures	14,231	14,231
Accumulated Depreciation	(60,192)	(60,192)
Impairment of Fixed Assets	(14,808)	(14,808)
Property and Equipment, net	$ 0	$ 0

Depreciation and amortization expense on property and equipment was $0 and $0 for the years ended December 31, 2010 and 2009, respectively.

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

Subordinated Notes Payable
The subordinated convertible notes payable are unsecured, bear interest at 10% and were due at various dates, with all currently being due.  To date the Company has not repaid these amounts.  The outstanding balance at December 31, 2010 and 2009 is $23,000 and $23,000 respectively.

            Long-Term Debt
               None.

NOTE 5 - SHAREHOLDERS’ EQUITY

Stock Options
In 2007 the Board of Directors adopted to bring to an end the 1999 Pagelab Network, Inc. Stock Option and Stock Award Plan.  The Plan permitted the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended and nonqualified options, which do not meet the requirements of Section 422.  A total of 2,500,000 shares were reserved under the Plan.  All options were granted at an exercise price not less than the fair market value of the common stock on the grant date according to the Plan provisions.  The options granted to participants owning more than 10 percent of the Company’s outstanding voting stock were to be granted at an exercise price not less than 110 percent of fair market value of the common stock on that date.  The options expired on the date determined by the Board of Directors, but not greater than 10 years from the grant date. No options were granted under the old Plan during the years ended December 31, 2010 and 2009.

A summary of outstanding options under the Plan as of December 31 is as follows:

	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	12,500	$ 0.80	12,500	$ 0.80
Canceled/Expired	(0)	0.00	(0)	0.00
Outstanding at end of year	12,500	$ 0.80	12,500	$ 0.80

All options were fully vested and have a have weighted average remaining contractual life of .05 years at December 31, 2010.

Stock Warrants
All warrants have expired and none were granted in 2010.

SUBJEX CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 5 - SHAREHOLDERS’ EQUITY (CONTINUED)

A summary of outstanding warrants as of December 31 is as follows:

	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	101,000	$ 0.17	176,000	$ 0.40
Granted		0.00	0	0.00
Exercised	- -	- -	- -	- -
Canceled/Expired	-101000	0.40	-75,000	0.40
Outstanding at end of year	0.00	$ 0.00	101,000	$ 0.17

All warrants were fully vested and had a weighted average remaining contractual life of 0 years at December 31, 2010.

Issued Shares
The Company issued 20,000,000 shares of its common stock for $43,500 during 2010.

Retired Shares
The company accepted the retirement of 8,803,756 shares from related parties during 2009 with the understanding that they would be returned at some future time. The price of the shares that were brought back into the Company was a total of $438,688 and promissory notes were issued to each related party. In 2010 the Company settled some of its related party debt using equity stock issuances, bringing its related party debt from $626,903 to $50,461.

NOTE 6 - INCOME TAXES

	2010		2009
	Amount	%	Amount	%
Expected Federal	$ (46,602)	(34%)	$ (54,932)	(34%)
Expected State	(5,483)	(4%)	(6,463)	(4%)
Valuation allowance	53,085	38%	61,395	38%
Total	$ -		$ -

The Company has a net operating loss carry forward totaling approximately $6,213,000 at December 31, 2010 that can be used to offset future taxable income.  Due to the uncertainty of the Company’s future taxable income, a valuation allowance has been established. The following is a listing of the Company's net deferred tax assets as of December 31:

	2010	2009
Deferred tax asset relating to net operating loss carry-forwards	$1,970,900	$1,970,900
Valuation allowance	(1,970,900)	(1,970,900)
Net deferred tax asset	$0	$0

At December 31, 2010, the Company has federal net operating loss carry forwards as follows:

NOTE 6 - INCOME TAXES (CONTINUED)

Federal
December 31, 2019	$49,000
2020	1,010,000
2021	1,051,000
2022	778,000
2023	300,000
2024	280,000
2025	464,000
2026	348,000
2027	1,328,000
2028	307,000
2029	161,000
2030	137,000
$6,213,000

NOTE 7 - SUPPLEMENTAL CASH FLOWS INFORMATION

Supplemental disclosure of cash flow information:

	2010	2009
Cash paid during year for interest	$0	$0
Cash paid during year for income tax	$0	$0

NOTE 8 – LEASE

The Company rented its offices under a month to month lease.  Rent expense was $3,927 in 2010 and $8,732 in 2009.

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

NOTE 10 – RELATED PARTY TRANSACTION

The company accepted the retirement of 8,803,756 shares from related parties during 2009 with the understanding that they would be returned at some future time. The price of the shares that were brought back into the Company was a total of $438,688 and promissory notes were issued to each related party. In 2010 the Company settled some of this related party debt using equity stock issuances, bringing its related party debt from $626,903 to $50,461

NOTE 11 – SUBSEQUENT EVENTS

The Board of Directors of the Company selected Silberstein Ungar, PLLC (“Silberstein”) (formally known as Maddox Ungar Silberstein, PLLC), with offices in Bingham Farms, Michigan, to audit the Company’s financial statements for the year ended December 31, 2009.  Silberstein Ungar, PLLC resigned as our auditors as of December 22, 2010.  The Board of Directors of the Company has not selected another auditing firm as of this filing. Therefore the Company’s financial statements for the years ended December 31, 2010 have not been audited.

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2010 to the date these financial statements were filed with the Securities and Exchange Commission, and has determined that it does not have any additional material subsequent events to disclose in these financial statements.