Form 10-K/A
period 2010-12-31
SUBJEX CORP
filed 2011-04-18
CIK 1107699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KA AMENDED
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

This Amended 10-K is being filed because the Edgar Filing Company that Subjex Corporation used to file the original document on April 15, 2011 left out certain pages and signatures. This document is unaudited and unreviewed all financials herein are restated.

The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer on April 14, 2011 based on the closing price of the common stock as reported on the OTC Bulletin Board on such date was $1,734,459
As of April 15, 2011 there were 173,445,887 outstanding shares of common stock, no par value.

SUBJEX CORPORATION
FORM 10-KA
YEAR ENDED DECEMBER 31, 2010

		TABLE OF CONTENTS

ITEM			PAGE
		PART I

1.	Business		3
1A.	Risk Factors		5
1B.	Unresolved Staff Comments		5
2.	Description of Property		5
3.	Legal Proceedings		5
4.	Submission of Matters to a Vote of Security Holders		6

		PART II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters &		6
	Issuer Purchases of Equity Securities
6.	Selected Financial Date		6
7.	Management's Discussion & Analysis of Financial Condition and
	Results of Operations		7
7A.	Quantitative and Qualitative Disclosures about Market Risk		7
8.	Financial Statements & Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure		7
9A.
(T).	Controls and Procedures		8
9B.	Other Information		9

		PART III

10.	Directors, Executive Officers, and Corporate Governance		10
11.	Executive Compensation		11
12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Shareholder Matters.		12
13	Certain Relations and Related Transactins, and Director Independence		13
14	Principal Accountant Fees and Services		14
15	Exhibits, Financial Statement Schedules		15
	Signatures		28

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

The following discussion and analysis should be read in conjunction with the Financial Statements, related notes and other information included in this annual report on Form 10-K.A

ITEM 1.  Business.

Introduction

References to the “Company,” the “Registrant,” “we”, “us” or “our” in this Annual Report on Form 10-KA refer to Subjex Corporation, unless the context indicates otherwise.

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

The Company plans to use its future profits to further grow its market share, start its dividend program, and buy back its stock.  This stock buyback program is intended to support the public stock price and build a stock reserve for future use in possible acquisitions or as security in debt financings.  Proceeds from debt financings (if any) will be used to further build its revenues.

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
Date:  April 18, 2011

NAME                                                    TITLE
/s/ Andrew D. Hyder                               President and Chief Executive Officer,

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of Subjex Corporation and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Andrew D. Hyder Andrew D. Hyder	President and CEO	April 18, 2011

Exhibit Index

Exhibit 31.1                   Certification of Chief Executive Officer

Exhibit 32.1            Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SUBJEX CORPORATION
FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

TABLE OF CONTENTS

Financial Statements:

Balance Sheets - unaudited, unreviewed and restated.

Statements of Operations - unaudited, unreviewed and restated.

Statement of Stockholders' Deficit - unaudited, unreviewed and restated.

Statements of Cash Flows - unaudited, unreviewed and restated.

Notes to Financial Statements - unaudited, unreviewed and restated.

SUBJEX CORPORATION
BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009
Restated
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

Stockholders' Deficit
Common stock, no par or stated value;
200,000,000 shares authorized: 140,806,887 and
99,903,131 December 31, 2010 and
December 31, 2009, respectively	6,905,923	6,215,609
Subscriptions received	24,500
Accumulated deficit	(7,297,187	(7,160,121)
Total stockholders' deficit	(366,764	(944,512)

Cash and cash equivalents at end of year	$0	$147

	The accompanying notes are an integral part of these financial statements.

SUBJEX CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
	Restated

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
Restated

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
Unaudited, Unreviewed, and Restated

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

Cash Deposits in Excess of Federally Insured Limits
The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The balances are insured by the Federal Deposit Insurance Company up to $250,000.  At December 31, 2010 the Company had no uninsured cash balances.

Cash and Cash Equivalents
The Company is not currently considering any investments outside of growing its own business model at this time.

Fair Value of Financial Instruments
The company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and notes payable, approximates fair value.  Interest on the notes payable is payable at rates which approximate fair value.

Property and Equipment
Property and equipment are stated at cost.  Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the related assets.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operating income for the period.  The cost of maintenance and repairs is expensed as incurred; significant renewals and betterments are capitalized.  Deduction is made for retirements resulting from renewals and betterments. Property and equipment have been fully depreciated.

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

Research and Development
Research and development costs, whether performed by the Company or by outside parties under contract, are charged to operations as incurred. The company incurred no R&D expenses during 2010 and 2009.

Software Development Costs
The Company capitalizes certain software development and production costs once technological feasibility has been achieved.  Software development costs incurred prior to achieving technological feasibility are expensed as incurred.

The Company fully expensed the software maintenance incurred and there were no additional software development costs in 2010 and 2009.

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

For the years ended December 31, 2010 and 2009, we recorded no compensation expense.

No employee stock options were granted during 2010 and 2009.

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

NOTE 3 – FIXED ASSETS

Property and equipment consisted of the following at December 31:

	2010	2009
Company Vehicle	$11,186	$11,186
Office and Computer Equipment	49,583	49,583
Furniture and Fixtures	14,231	14,231
Accumulated Depreciation	(60,192)	(60,192)
Impairment of Fixed Assets	(14,808)	(14,808)
Property and Equipment, net	$0	$0

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

A summary of outstanding options under the Plan as of December 31 is as follows:

	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	12,500	$0.80	12,500	$0.80
Canceled/Expired	(0)	0.00	(0)	0.00
Outstanding at end of year	12,500	$0.80	12,500	$0.80

All options were fully vested and have a have weighted average remaining contractual life of .05 years at December 31, 2010.

Stock Warrants
All warrants have expired and none were granted in 2010.

NOTE 5 - SHAREHOLDERS’ EQUITY (CONTINUED)

A summary of outstanding warrants as of December 31 is as follows:

	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	101,000	$0.17	176,000	$0.40
Granted		0.00	0	0.00
Exercised	- -	- -	- -	- -
Canceled/Expired	-101000	0.40	-75,000	0.40
Outstanding at end of year	0.00	$0.00	101,000	$0.17

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

NOTE 6 - INCOME TAXES

	2010		2009
	Amount	%	Amount	%
Expected Federal	$(46,602)	(34%)	$(54,932)	(34%)
Expected State	(5,483)	(4%)	(6,463)	(4%)
Valuation allowance	53,085	38%	61,395	38%
Total	$-		$-

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