Form 10-Q
period 2011-03-31
SUBJEX CORP
filed 2011-05-20
CIK 1107699

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

As of May 18, 2011 there were 175,745,887 outstanding shares of common stock, no par value.

The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer on May 18, 2011 based on the closing price of the common stock as reported on the OTC Bulletin Board on such date was $966,602.

SUBJEX CORPORATION INDEX

			Page Number

PART I		FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS

		Balance Sheets as of March 31, 2011 (unaudited and unreviewed) and December 31, 2010 (unaudited)	4

		Statements of Operations for the three months ended March 31, 2011 and 2010 (unaudited and unreviewed)	5

		Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (unaudited and unreviewed)	6

		Notes to the Financial Statements	7

	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8

	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	9

	ITEM 4.	CONTROLS AND PROCEDURES	10

	ITEM 4T.	CONTROLS AND PROCEDURES	10

PART II		OTHER INFORMATION	10

	ITEM 1.	LEGAL PROCEEDINGS

	ITEM 2.	CHANGE IN SECURITIES AND USE OF PROCEEDS

	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	ITEM 5.	OTHER INFORMATION

	ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

		CERTIFICATION PURSUANT TO SECTION 06 OF THE SARBANES-OXLEY ACT OF 2002

		CERTIFICATIONS	13

References to the “Company,” the “Registrant,” “we”, “us” or “our” in this Quarterly Report on Form 10-Q refer to Subjex Corporation., unless the context indicates otherwise.

SUBJEX CORPORATION
BALANCE SHEETS
	(Unreviewed)	(Unaudited)

	March 31,	December 31,
	2011	2010

ASSETS
Current Assets:
Cash	$-	$-

Total current assets	-	-
Other Assets:
Trademarks	494	-

Total assets	$494	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Short-term notes payable	$17,677	$17,677
Subordinated convertible notes payable	23,000	23,000
Accounts payable	220,911	223,297
Accrued expenses:
Accrued expenses-Related party	47,927	50,461
Payroll and payroll taxes	18,166	18,266
Accrued interest	30,424	29,857
Accrued expenses	4,207	4,207

Total current liabilities	362,312	366,764

Total liabilities	361,818	366,764

Stockholders' Deficit:
Common stock, no par or stated value;
200,000,000 shares authorized: 167,445,887 and
140,806,887 shares issued and outstanding at
March 31, 2011 and December 31, 2010, respectively	6,985,019	6,905,923
Subscriptions received	10,000	24,500
Accumulated deficit	(7,356,836	(7,297,187)

Total stockholders' Deficit	(361,818	(366,764)

Total liabilities and stockholders’ deficit	$-	$0

The accompanying notes are an integral part of these financial statements.

SUBJEX CORPORATION
STATEMENTS OF OPERATIONS
(Unreviewed)

	Three Months Ended March 31,
	2011	2010

Revenues:
Gross revenue	$1,500	$49

Expenses:
Selling, general and administrative	60,583	9,922

Total operating expense	60,583	9,922

Operating loss	(59,083)	(9,873)

Other income (expense):

Interest expense	(567)	(567)

Net loss	$(59,650)	$(10,440)

Net loss per basic and diluted common share	$(0.0004)	$(0.001)

Weighted average common shares
outstanding - basic and diluted	146,303,591	99,903,131

The accompanying notes are an integral part of these financial statements.

SUBJEX CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(59,650)	$(10,440)
Adjustments to reconcile net loss to
net cash flows from operating activities:
Non cash common stock issued for consulting services	34,596	-
Non cash common stock issued to settle other liability	2,500	-
Changes in operating assets and liabilities:
Accounts payable	(2,386)	3,205
Accrued expenses-Related party	(2,533)	(2,433)
Payroll and payroll taxes payable	(100)	-
Accrued interest	567	567

Net cash flows used in operating activities	(27,006)	(9,101)

Cash flows from investing activities:
Trademarks	(494)	-

Net cash flows used in investing activities	(494)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	17,500	-
Subscriptions received	10,000	9,000

Net cash flows provided by financing activities	27,500	9,000

Net increase (decrease) in cash and equivalents	(0)	(101)
Cash and cash equivalents at beginning of period	-	147

Cash and cash equivalents at end of period	$(0)	$46

The accompanying notes are an integral part of these financial statements.

Notes to the Financial Statements (unaudited and unreviewed)

Note 1.  Basis of Presentation

The accompanying unaudited and unreviewed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-KA filed with the SEC as of and for the period ended December 31, 2010.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2. Acquisition of Assets

The Company acquired a Tradmark in the quarter ending March 31, 2011.

Note 3.  Going Concern

The Company had a working capital deficit and recurring net losses from operations in the first quarter ending March 31, 2011 and had insufficient cash on hand to support its ongoing operations. These factors create doubt about the Company's ability to continue as a going concern.

Note 4.  Payroll and Payroll Taxes

The Company owes the IRS related to employee payroll withholdings and payroll taxes aggregating approximately $7,000 at  March 31, 2011.  This liability is included in accrued expenses – payroll and payroll taxes.  Until all amounts owed are paid to the IRS, the IRS will maintain a federal tax lien on the Company’s property.

Note 5. Stockholders’ Deficit

During the first quarter of  2011, the Company issued 26 million shares of common stock for operational funds. Also the Company did receive  Subscription Agreements. The Company is diligently working hard to grow its revenues without future dilution.

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

The following discussion and analysis should be read in conjunction with the Financial Statements, related notes and other information included in this quarterly report on Form 10-Q and the annual report Form 10KA for 12-31-2010.

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

For more information see http://www.Subjex.com/penny20 or http://www.penny20.com

The Company’s basis of accounting contemplates the realization of assets and the satisfaction of its liabilities and commitments in the normal course of operations. Since inception, the Company has incurred losses of $7,356,836 and has a working capital deficit of $361,818 as of March 31, 2011. The Company had a working capital deficit and recurring net losses from operations in 2010 as well. Despite the net losses of past years operations, the funds spent have resulted in a significant ownership and control of technology and infrastructure which the company expects to generate considerable earnings in the future.

The Company’s operating expenses for the three months ended March 31, 2011 was $60,583  as compared to $9,922 for the three months ended March 31, 2010. Operating expenses increased overall due to the company’s  revenue outlook. The Company had $1,500 in revenues for the three months ended March 31, 2011 as compared to $49 for the three months ended March 31, 2010. Revenue levels in the first quarter of 2011 were not sufficient to sustain the Company's operations; therefore funds were raised from the sale of common stock and Subscription Agreements for the sale of common stock to the Company's investor base to meet its financial needs.

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

Revenue growth from the AiNDEE technology will primarily be as a result of finding new customers. Revenue from this technology did not grow during 2010 due to a focus on other projects. In 2008 and 2009 a significant upgrade to the model has been preformed. With many new features, it is being demonstrated to a select few prospects. While the AiNDEE technology is being well received  the Company cannot guarantee that sales of any significance will be made in 2011.

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

Management's Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

No  reports were filed in the period ending March 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.

Subjex Corporation
Date:  May 20, 2011

NAME                                                    TITLE
/s/ Andrew D. Hyder                               President and Chief Executive Officer